Form 10KSB
period 1998-12-31
VENTURI TECHNOLOGIES INC
filed 1999-04-15
CIK 1025950

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1998, or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

                        Commission File Number 000-25183

                           VENTURI TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

           NEVADA                                      87-0580279
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)

1327 NORTH STATE STREET
OREM, UTAH                                                84047
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (801) 235-9552

         Securities registered under Section 12(b) of the Exchange Act:


                                             Name of each exchange
Title of Each Class                          on which registered
-------------------                          -------------------
       NONE                                         NONE


      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


     Registrant's revenues for its most recent fiscal year were $6,290,886

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of was approximately $26,150,093 calculated using a per share price of $4.0625, the closing price March 31, 1999 of the Registrant's common stock on the NASD OTC Bulletin Board.

     As of March 31, 1999, Registrant had outstanding 8,679,976 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           VENTURI TECHNOLOGIES, INC.
                                INDEX-FORM 10-KSB


                                     PART I


                                                                                                             Page
                                                                                                             ----

Item 1.   Description of Business...............................................................................1

Item 2.   Description of Properties.............................................................................5

Item 3.   Legal Proceedings.....................................................................................6

Item 4.   Submission of Matters to a Vote of Security Holders...................................................6


                                     PART II

Item 5.   Market for the Common Equity and Related Stockholder Matters..........................................7

Item 6.   Management's Discussion and Analysis or Plan of Operations...........................................16

Item 7.   Financial Statements.................................................................................19

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................19


                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act...............................................................20

Item 10.  Executive Compensation...............................................................................21

Item 11.  Security Ownership of Certain Beneficial Owners and Management ......................................23

Item 12.  Certain Relationships and Related Transactions ......................................................24


                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.....................................................................26

Signatures ....................................................................................................29



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Venturi provides carpet cleaning and fire and flood restoration services to its customers through locations in Texas, Utah and California. Venturi is vertically integrated, and manufactures certain of the components used in its proprietary carpet cleaning equipment, including a flash heater, modulator box and cyclonic return system. Venturi's headquarters is located in Orem, Utah.

Venturi has developed a proprietary system for carpet cleaning, known as VenturiClean(TM). It consists of four unique components. The first is the use of electromagnetic oxidizing water ("EO water"), which Venturi creates at each operating base. The second is the use of proprietary cleaning solutions. Third is the use of flash heaters which heat the EO water closer to application to the carpet, and the fourth is a specially-designed wand fluid lift system (including the modulator box and cyclonic return system). Unlike traditional carpet cleaning systems, VenturiClean(TM) does not flood the carpet or leave chemicals or cleaning agents in the carpet fibers as a by-product of its cleaning process. VenturiClean(TM) uses three proprietary cleaning agents or fluids. Each is non-toxic, with no surfactants, shampoos or harmful solvents. The first cleaning fluid, "Clean Right", is an organic, mineral-based cleaning agent designed to be used as a spotting agent with high temperatures to emulsify particles in excessively dirty carpet. The other two proprietary cleaning products (EPA I and EPA II) are forms of EO water, and have been molecularly modified and electrically charged to increase their cleaning and sanitizing efficiency. EPA I has a low pH, and EPA II has a high pH, to address different cleaning needs. Venturi believes that each of these proprietary cleaning agents is non-toxic and may be ingested without harmful effect. Each leaves no residue as a by-product of the cleaning process. EPA I and EPA II kills bacteria, mold, spores, viruses and other pathogens within a short time after contact.

Venturi's primary source of revenues is from carpet cleaning and flood restoration services.

Venturi has experienced substantial growth in revenue in recent years. From 1994 to 1998, Venturi's total revenues grew from $230,300 (in pre-pooling revenues) to $6,290,886. Venturi has combined its revenues with those companies it has acquired, in that same period, which have been accounted for as poolings of interests (see Item 6, MANAGEMENT'S DISCUSSION AND ANALYSIS). Venturi's expenses have also increased dramatically, and Venturi has begun to take steps to more closely control its expenses. Venturi intends to capitalize on its proprietary VenturiClean(TM) system and continue to consolidate this fragmented industry, and to develop repeat clients in all segments of the industry.

HISTORY AND DEVELOPMENT OF VENTURI

Venturi was incorporated in Nevada on January 30, 1997, under the name HiTek Carpet Care, Inc. Venturi was formed for the purpose of acquiring carpet cleaning and damage restoration service companies. The formation was effected with the issuance of 1,500,000 shares of Common Stock for $150,000. On June 30, 1997, HiTek issued 2,807,714 shares of its common stock to the shareholders of Venturi Technologies, Inc., a Texas Corporation formed on August 17, 1994 (the "Texas Corporation"). The Texas Corporation became a wholly-owned subsidiary of Venturi when the stockholders of the Texas Corporation exchanged all of the issued and outstanding shares of the Texas Corporation for shares of Common Stock and Preferred Stock of Venturi. The share exchange was consummated pursuant to a Stock for Stock Agreement dated as of June 30, 1997, and was treated as a tax-free reorganization. In connection with the reorganization, HiTek Carpet Care, Inc. changed its name to Venturi Technology Enterprises, Inc., and recently changed its name to Venturi Technologies, Inc. As a result of the exchange, the former Venturi stockholders attained ownership and voting control of HiTek. Through its subsidiary, Venturi acquired the assets of two carpet cleaning companies in Texas and Utah during 1995 and 1996.

Venturi was approved for trading on April 10, 1997 on the NASD OTC Bulletin Board, under the symbol "VTIX".

In 1995, the Texas Corporation acquired substantially all of the net assets of Dependable Janitorial, Inc. and Dependable Carpet Cleaning, an Orem, Utah-based company, pursuant to a Contract of Sale. The Texas Corporation issued 137,499 shares of common stock in the exchange. In March 1996, the Texas Corporation exchanged 100,000 shares of its common stock for substantially all of the net assets of T-Co Carpet Cleaning and T-Co Heating Systems, and Preferred Carpet Care of Dallas. T-Co had operations in Irving, Texas, providing carpet cleaning services and manufacturing heating units for carpet cleaning equipment. Venturi has integrated the heaters manufactured by T-Co Heating Systems, and has developed certain additional proprietary equipment used in its proprietary VenturiClean(TM) cleaning method. Venturi formed a separate wholly-owned subsidiary named "T-Co Manufacturing, Inc." as a Utah corporation in 1997. This corporation has never functioned as a separate entity, and has no employees or assets. Also in March 1996 the Texas Corporation acquired all of the net assets of Preferred Carpet Care in Lubbock, Texas for 10,000 shares of common stock.

In October 1996, the Texas Corporation exchanged 22,000 shares of its Common Stock for substantially all of the net assets of Stone Flood & Fire Restoration and ProTech Restoration, with carpet cleaning and restoration operations in Provo, Utah.

In March 1998, Venturi acquired substantially all of the net assets of Protech Carpet Cleaning and Flood Restoration, of Riverton, Utah, in exchange for 4,000 shares of Common Stock. In April 1998, Venturi acquired substantially all of the net assets of Complete Carpet Service, a Dallas, Texas-based carpet cleaning enterprise, in exchange for 7,500 shares of Common Stock. In July 1998, Venturi acquired substantially all of the net assets of a sole proprietorship doing business in Lancaster, California under the names "All Valley Carpet, All Valley Carpet & Upholstery Cleaning and All Valley Restoration Service." These assets were acquired in exchange for 5,000 shares of Venturi's Common Stock. In June 1998, Venturi agreed to acquire substantially all of the net assets of Video-Aire, a company providing duct cleaning services, in exchange for 160,000 shares of Common Stock. However, this acquisition was rescinded by mutual agreement in October, 1998. In August of 1998, Venturi acquired substantially all of the assets of Dirt Free Carpet and Upholstery Cleaning, Inc., a Texas Corporation, with operations in Houston, Texas, in exchange for 52,632 shares of its common stock. In October 1998, Venturi acquired substantially all of the net assets of Top Gun, Inc., a northern California based carpet cleaning company, in exchange for 8,000 shares of Common Stock. In October 1998, Venturi acquired substantially all of the net assets of Disaster Plus Corp., a fire and flood restoration business located in Orem, Utah in exchange for 4,000 shares of Venturi Common Stock. Effective as of December 27, 1998, Venturi has acquired substantially all of the net assets of Flohr, Inc., a Utah corporation doing business as Magic Touch Carpet and Furniture Cleaning in Midvale, Utah in exchange for 6,500 shares of Common Stock. Venturi is engaged in ongoing negotiations for acquisition of stock or assets of other carpet cleaning companies; however, none of such negotiations has resulted in any binding formal agreement or agreement in principle.

The Texas Corporation entered two other acquisition agreements with parties related to each other; however, for various reasons the assets so acquired were eventually divested. See "Legal Proceedings."

INDUSTRY OVERVIEW

As reported by industry sources, the annual domestic market for carpet cleaning services was approximately $5 to $10 billion in 1997; and the market for flood repair and restoration was estimated to be much larger.

The industry can be divided into four segments: commercial cleaning, apartment and multi-family residential cleaning, single-family residential cleaning and restoration or disaster cleanup. The industry is highly fragmented, although there are a small number of franchise competitors, such as Service Master, ChemDry and DuraClean.

Current carpet cleaning technology has remained the same for the past 20 years. Despite the fact that trade publications have estimated that nearly 90% of carpet cleaning customers are dissatisfied with the results of their carpet cleaning services, no improvements had been made in the basic technology until Venturi developed VenturiClean(TM) and entered the market. Two basic carpet cleaning methods are used throughout the rest of the industry: the steam extraction method and the spin bonnet method. Approximately 40% of carpet cleaning uses the steam extraction method, which involves the injection of hot water into the carpet, usually at a pressure of about 300 psi, and the use of a vacuum process to attempt to remove the water. Some companies using the steam extraction method apply a soap or chemical prespray followed by a rinse with clean water; others use water with chemical or soap solutions during the cleaning phase without a rinse. This method is not as effective as VenturiClean(TM) because the water used penetrates the carpet backing and pad before the vacuum process can retrieve that water. Only about 60% of the water applied to the carpet is ever retrieved; the rest remains in the carpet fiber, backing and pad, requiring days to dry. Once the water has evaporated, it leaves a residue of soils, chemicals and surfactants, and often feels crusty. The residual surfactants act as magnets for dirt particles, and the carpet becomes soiled soon after the cleaning. This process also causes delamination of the carpet backing, weakening the carpet fibers.

The other basic method is CO(2) foam and spin bonnet. Although drier than steam extraction, these methods still require cleaning and foaming chemicals to be mixed with water and then applied to the carpet. The expanding foam is intended to lift particles out of the carpet for extraction with a vacuum process or dry pad buffing. An alternative method uses carbonated water designed to effervesce soil from the carpet. The residue is then buffed out with a cotton towel on a buffing machine. The carpet fiber does not get as wet as with the steam extraction method, but the vacuuming of foam and the buffing of carbonated chemicals does not remove soils and surfactants with the efficiency of VenturiClean(TM). Carpet fibers are also damaged from the buffing process.

The oldest carpet cleaning method uses a rotary shampoo machine. The carpet is scrubbed with a rotary buffing machine to shampoo soap into the carpet with a bristle pad and then the carpet is vacuumed while still wet. This method also wets the carpet backing and pad and leaves behind surfactant based residue.

MARKETING

The primary method of selling carpet cleaning to individuals is through mass marketing, using billboards, radio, television, distribution of coupons, yellow pages advertising, local publications, door hangers, and customer call services. In addition, Venturi participates in trade shows and local chamber of commerce events, such as golf tournaments and luncheons. Multifamily carpet cleaning services are promoted in this manner, and also through advertising in industry publications, targeting of national apartment management companies and demonstrations. Services for commercial properties are marketed to building maintenance companies, and through demonstrations and participation in local building management associations. Finally, restoration services are marketed primarily through industry publications and participation in industry associations and trade shows.

RAW MATERIALS; PATENTS; LICENSES; TRADEMARKS AND SERVICE MARKS

Venturi's proprietary technology permits it to remove virtually all of the dirt, soils and residue from a carpet; most other methods commonly in use by Venturi's competitors remove much less of the dirt, soils and residue. Further, through use of Venturi's proprietary technology, which removes virtually all of the fluids used in its process, carpets dry within hours of cleaning, whereas the drying time can extend up to several days using the methods of Venturi's competitors. Venturi has received two patents relating to its equipment and technology. One relates to the use of EO water in a carpet cleaner and system, and the other relates to the water heater. The United States Patent and Trademark Office has issued a notice of allowance for the carpet cleaner patent application.

Venturi licenses some of its technology from several sources. The raw materials necessary for the delivery of Venturi's services are: EO water, trucks and utility shells, and cleaning units. Venturi produces its own EO water using equipment purchased from Primacide, L.C., a Nevada limited liability company, pursuant to an Exclusive Use and Purchase Agreement. Primacide is owned by International Acqua Chemicals L.C. and Destiny Recovery Systems, L.C. Each of the members owns 50% of Primacide. Destiny Recovery Systems, L.C. is a Nevada limited liability company, of which 30% is owned by Venturi and 70% is owned by Gaylord M. Karren and John M. Hopkins, Venturi's Chairman and Chief Executive Officer and President, respectively. Each operating base must have a machine for the manufacture of EO water. Venturi has in the past purchased these machines from an unrelated third party at a cost of $6,000 per machine. Primacide has manufactured a new, more efficient model of this machine, which will be available to Venturi at a price of $9,500 per machine. No payments have yet been made to Primacide for EO water manufacturing machines, and Venturi expects to fund purchases from Primacide under capital leases. Venturi expects to begin acquiring and using the new model as soon as it is available, and to replace the old machines as cash flow permits. Venturi does not own any patents or other intellectual property rights related to the production of EO water or the manufacture of the machines acquired from Primacide. The Primacide agreement grants Venturi the worldwide rights to use and exploit the EO technology in the carpet cleaning and ventilation duct cleaning industries, and allows Venturi to purchase its entire requirements for EO machines. The Primacide agreement runs until May 5, 2003, but is automatically renewed on a yearly basis thereafter. It may be terminated by either party after 120 days written notice or after 30 days written notice if the other party fails to comply with its terms.

Venturi is a party to a Requirements Contract with DT Enterprises, a California proprietorship, dated February 15, 1996, pursuant to which it purchases its requirements for the Clean Right carpet cleaning solution. The contract has no minimum purchase requirements, and the cleaning products are priced at DT Enterprises' current list prices. The contract runs for a period of 10 years from its date, and may be extended for an additional term of 10 years at Venturi's option.

Venturi has contracted with Vortex/Aero-Tech of Salt Lake City, Utah, a leading manufacturer of professional carpet cleaning equipment to manufacture and assemble the Venturi truck mount units, which employ the VenturiClean(TM) technology. Vortex/Aero-Tech has the capacity to meet Venturi's truck production schedule for the foreseeable future. Even if this were not the case, the items manufactured by Vortex/Aero-Tech are readily obtainable from other sources. Vortex/Aero-Tech does not provide carpet cleaning or restoration services, and is not a competitor of Venturi.

Venturi has received a patent on the heaters manufactured by T-Co Manufacturing. The heating unit is an electronically monitored dual flow flash heater, which permits detailed control of the water temperature, enabling Venturi to deliver water to the carpet fibers at a constant temperature.

Venturi has filed an application to register the mark Venturi Technologies with the United States Patent and Trademark Office, and is in the process of applying to register the mark VenturiClean(TM). Venturi intends to apply for trademark or service mark registration as additional terminology for its services and products are developed.

MANUFACTURING

Venturi has no separate manufacturing facility. Rather, all of its manufacturing is performed at its headquarters in Orem, Utah on an as-needed basis.

CUSTOMERS

Venturi's customers consist principally of individuals located in Texas, Utah and California, commercial property owners and managers, and insurance companies. No single customer accounts for five percent (5%) or more of Venturi's sales. The largest concentration of Venturi's customers are in Texas. Venturi has no present plans to market its services outside the United States in the foreseeable future.

GOVERNMENT REGULATION

Venturi's present operations are not subject to special regulatory controls.

COMPETITION

In a study conducted by Combustion Resources, a Utah limited liability company, EO water processed through the modulator box decreased the surface tension sufficiently to permit the wand-lift system to remove virtually all of the test stains cleaned in the study (soil and carbon powder, and barbecue sauce and animal fat). An additional effect of the use of the modulator box is the prevention of scale buildup and improved cleaning performance. Further, the use of EO water showed very fast bacterial kill rates, thereby providing a sanitizing effect.

Despite these technological improvements, Venturi remains subject to significant competition. The carpet cleaning industry is highly fragmented, with thousands of companies nationwide, many of which are sole proprietorships. Venturi faces further competition in recruitment of personnel and distributors. Some of Venturi's competitors are substantially larger and have available considerably greater financial resources than Venturi. Venturi's ability to remain competitive depends, in significant part, on Venturi's ability to continue its acquisition program and to recruit and retain personnel. Although Venturi believes its benefit and compensation plans, and other incentive programs provide its employees with significant earning potential, there can be no assurance that Venturi's programs for recruitment and retention of personnel will be successful.

Venturi cannot guarantee that its competitors will not develop proprietary systems with capabilities similar to VenturiClean(TM) without violating any of Venturi's intellectual property rights.

RESEARCH AND DEVELOPMENT

In 1997, Venturi commissioned an analysis of carpet cleaning systems by Combustion Resources, a Utah limited liability company, which produced a report on September 19, 1997, comparing VenturiClean(TM) with the standard carpet cleaning methods described above. The analysis was performed by Dr. L. Douglas Smoot, the past Dean of the College of Engineering and Technology, professor of Chemical Engineering and current Director of the Advanced Combustion Engineering Research Center at Brigham Young University. Dr. Robison concluded that use of these proprietary components removed over 99% of micro-organisms from carpet, thus achieving a significant level of carpet decontamination.

There are no long term studies on the effect of prolonged exposure to EO water. Although Venturi believes such exposure has no known side effects, Venturi has not commissioned any study of same.

EMPLOYEES

As of March 31, 1999, Venturi had 149 full-time employees. These numbers include personnel located at Venturi's bases in Texas, Utah and California, as well as administrative personnel. Venturi considers its employee relationships to be satisfactory. None of Venturi's employees is a member of any labor union, and Venturi has never experienced any business interruption as a result of any labor disputes.


ITEM 2.  DESCRIPTION OF PROPERTIES

FACILITIES

Venturi rents its headquarters building, located in Orem, Utah, and the following additional facilities, which have lease terms between 6 months and 60 months, and lease payments between $675 to $4,000:


          PURPOSE                               LOCATION

        Headquarters                1327 North State, Orem, Utah

        Operating Base              3322 Garden Brook, Dallas, Texas

        Operating Base              218 West Cottage, Sandy, Utah

        Operating Base              8550 Winkler, Suite B, Houston Texas

        Operating Base              350 South Beltline, Suite 101, Irving, Texas

        Operating Base              5709 D 40th Street, Lubbock, Texas

        Operating Base              930 North 1610 West, Orem, Utah
                                             (Restoration)

        Operating Base              2223 Handley Ederville Rd., Fort Worth, Texas

        Operating Base              2763 West Avenue L, #170, Lancaster, CA


Venturi also leases mobile office space located adjacent to its headquarters building in Orem, Utah, which house certain administrative and training personnel. This space is leased for a term of six months, at a cost of $1,050.00 per month.

Venturi believes that each of its facilities is suitable for its current use. Venturi also believes that upon expiration of the current lease terms, alternate space would be available at reasonable cost for continuation of its business.

In addition to these leased properties, Venturi owns two parcels of real property in Orem, Utah which serve as an operating base. These properties have outstanding mortgages of $47,887 and $52,940, with monthly payments of $747 and $677, respectively.

Venturi has entered a Master Lease Agreement with Northstar Capital, LLC, to provide funding in an amount not to exceed $3,000,000 to acquire trucks and equipment. Pursuant to this Master Lease Agreement, Venturi has signed 4 equipment schedules having balances totaling $693,159. The monthly payments on these equipment schedules is $6,695, $4,120, $9,741 and $6,738, respectively.

Venturi also has outstanding 4 equipment schedules with Sentry Financial, with unpaid balances totaling $163,160. These leases have monthly payments of $2,182, $1,145, $2,280 and $5,975, respectively. The Master Lease Agreement with Northstar Capital replaced the Sentry Financial facility.

In May of 1998, Venturi received a commitment through Capital Partners, Inc. for lease financing in an amount of up to $3,000,000. As of March 31, 1999, a total of $456,000 had been funded on the lease facility arranged through Capital Partners, Inc.


ITEM 3.  LEGAL PROCEEDINGS

Venturi is currently a party to a lawsuit, captioned HAL B. PHILLIPS, BEVERLY H. PHILLIPS AND QUALITEK SUPPLY, INC. V. VENTURI TECHNOLOGY ENTERPRISES, INC., GAYLORD KARREN, JOHN HOPKINS, WILLIAM C. THOMAS, MERRILL L. LITTLEWOOD AND JAMES
A. FRAME, Cause No. 98-03695, 126th District Court, Travis County, Texas. The lawsuit arose out of the acquisition of plaintiff's business assets on March 30, 1996, pursuant to an Asset Purchase Agreement. In approximately August 1996, Venturi terminated its relationship with the plaintiffs and in April 1997 filed a lawsuit in Utah State Court alleging that Hal B. Phillips, Beverly Phillips and Qualitek Supply, Inc. made misrepresentations to Venturi to induce Venturi to acquire the assets and had breached the Asset Purchase Agreement, and requesting that the Asset Purchase Agreement be rescinded or terminated. The Utah State Court action was dismissed on the grounds that the Utah court did not have personal jurisdiction over the defendants, who were residents of the State of Texas, and did not have sufficient contacts with the State of Utah. On April 8, 1998, the Phillips and Qualitek filed this action in Texas State Court alleging violations of Texas securities laws in connection with the issuance of 100,000 shares of Venturi Common Stock in exchange for the assets of Qualitek, as well as fraud, negligent misrepresentation, breach of contract and conversion, and seeking damages in the amount of $2,500,000. Venturi has filed an answer and counterclaim asserting the same claims as in the Utah state action. Venturi intends to vigorously defend this lawsuit. Discovery has not yet been completed, and it is difficult to evaluate the likelihood of an unfavorable outcome to Venturi. During pre-litigation settlement negotiations, the plaintiffs provided Venturi with a detailed itemization of their claimed damages in the amount of $57,000. Therefore, Venturi believes the actual damages are substantially less than the amount requested. As a result, Venturi believes that any damage award should not be material; however, there can be no assurance that this will be the case. Venturi's operations could be jeopardized to the extent a damage award exceeded the amount of liquid assets available for payment of such award.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

Of the 8,679,976 shares of Common Stock outstanding as of March 31, 1999, all but 476,000 are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act, and may not be sold except in compliance with the registration requirements of the Securities Act or an applicable exemption under the Securities Act, including an exemption pursuant to Rule 144 thereunder.

In general, under Rule 144 as currently in effect, any affiliate of Venturi and any person (or persons whose sales are aggregated) who has beneficially owned his or her restricted shares for at least one year, is entitled to sell in the open market within any three-month period a number of shares of Common Stock that does not exceed the greater of (i) 1% of the then outstanding shares of Venturi's common stock, or (ii) the average weekly trading volume in the Common Stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain limitations on manner of sale, notice requirements, and availability of current public information about Venturi. Non-affiliates of Venturi who have held their restricted shares for two years are entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

Further, Rule 144A as currently in effect, in general, permits unlimited resales of certain restricted securities of any issuer provided that the purchaser is an institution that owns and invests on a discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests $10 million in securities. Rule 144A allows the existing stockholders of Venturi to sell their shares of Common Stock to such institutions and registered broker-dealers without regard to any volume or other restrictions. Unlike under Rule 144, restricted securities sold under Rule 144A to nonaffiliates do not lose their status as restricted securities.

Beginning in July, 1997, Venturi's Common Stock has been quoted on the OTC Bulletin Board under the trading symbol "VTIX." The following are the high and low closing bid prices of the Common Stock on the OTC Bulletin Board as reported by the NASDAQ Trading & Market Services of The Nasdaq Stock Market, Inc. for the periods indicated.


                                            Bid Price            Volume
               Period                       ---------            ------
        Calendar Year                    High       Low
        -------------                    ----       ---


        1997
             First Quarter               N/A        N/A          N/A
             Second Quarter              N/A        N/A          N/A
             Third Quarter               5-3/8      4            5,900
             Fourth Quarter              5-3/8      4-1/8        7,100

        1998
             First Quarter               5-7/8      5-3/8        26,700
             Second Quarter              7-1/4      3-1/2        48,700
             Third Quarter               4          2-1/4        35,200
             Fourth Quarter              2-7/8      1-1/4        109,300


     The bid prices represent quotations between dealers without retail markups, markdowns or commissions and do not necessarily represent actual transactions.

     The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of the Company's proposed business and operations.

     At March 31, 1999, there were 188 holders of record of the Company's 8,679,976 shares of Common Stock outstanding, 34 holders of record of the 64,410 shares of Series A Preferred Stock that have been issued, two holders of record of the 260,000 shares of Series B Preferred Stock that have been issued, and one holder of record of the 552,845 shares of Series C Preferred Stock that have been issued.

RECENT SALES OF UNREGISTERED SECURITIES

During the past three years, Venturi (or its predecessor) has conducted three private offerings of common stock and three private offerings of preferred stock. Venturi has also issued common stock as consideration for the acquisition of the assets of various carpet cleaning businesses in the past three years. In addition, Venturi has issued a number of shares of common stock to employees and vendors. Certain of the desired offerings occurred at or about the same time, or within six (6) months of each other, and under certain circumstances could be subject to integration. However, based upon the five factor test contained in Rule 502 of Regulation D, Venturi is of the opinion that none of the offerings should be integrated.

Details regarding those offerings are as follows:

     A. Between January 1996 and September 1996, Venturi sold a total of 64,410 shares of Series A Preferred Stock for $10.00 cash per share in a private offering primarily to accredited investors in reliance upon Rules 505 and 506 under the Securities Act of 1933. Dominion Capital Corporation of Dallas, Texas was employed by Venturi as Soliciting Agent in that offering. All prospective investors were given a private placement memorandum that included a complete disclosure of Venturi, its financial results, its business and various risks of the investment. Investors were required to sign a Subscription Agreement in which the investor represented, among other things, that he or she was acquiring the shares for his or her own account, and not for resale, and that the investor was experienced in financial matters and could bear the economic risk of an investment in Venturi. Following is a list of investors in that offering:


SECURITIES SOLD           NAMES OF INVESTORS                   CONSIDERATION PAID
---------------           ------------------                   ------------------

SERIES A PREFERRED        Don & Katherine Halsey Trust             $12,500/($10.00 per share)
                          Henry Ross IRA                           $35,000/"
                          Pete & Angie Danna                       $20,000/"
                          John Towers                              $ 2,500/"
                          Carroll Kennedy Burgess IRA              $25,000/"
                          Theodore Tuinstra                        $10,000/"
                          Leo Smith IRA                            $15,000/"
                          Mary Kirk Trust                          $10,000/"
                          Jerry & Mai Hamilton Trust               $10,000/"
                          Robert Davidson                          $25,000/"
                          Doug Rhone Trust                         $25,000/"
                          Marjorie McCray                          $35,000/"
                          J. Moyle                                 $30,000/"
                          David Sartain IRA                        $12,500/"
                          Clyde Webb                               $25,000/"
                          Edward J. Gallatin IRA                   $25,000/"
                          Vikki Minadeo                            $25,000/"
                          Wayne Farlow IRA                         $21,000/"
                          Bill Sass                                $25,000/"
                          Raymond Earl Sloan IRA                   $15,000/"
                          Paul B. Fletcher                         $20,000/"
                          Marybess Salvaggio                       $20,000/"
                          Bennett E. Greenfield                    $15,000/"
                          George E. Kugler                         $15,000/"



                          Rebecca J. Das                           $20,000/"
                          Robert D. Stephens, Jr. IRA              $25,000/"
                          George & Frances Tyler                   $15,000/"
                          Suelema M. Roman                         $25,000/"
                          Jack J. Stephens                         $13,000/"
                          Mickey Long                              $12,500/"
                          George R. Tyler IRA                      $15,000/"
                          Sandi Kinney                             $13,000/"
                          Bruce Axtell                             $25,000/"
                          A. Ken Flake                             $ 7,100/"



     B. Beginning in January 1998 Venturi offered up to 315,000 shares of Series B Preferred Stock to accredited investors in reliance upon Regulation S under the Securities Act of 1933. In January 1998, 200,000 shares of Series B Preferred Stock was sold to Entrepreneurial Investors, Ltd., an accredited investor which is located offshore, for $5.00 cash per share. In April 1998, an additional 50,000 shares of Series B Preferred Stock was sold to Entrepreneurial Investors, Ltd. for $20.00 per share. Venturi employed no brokers or underwriters in that offering, although Equity Services, Ltd. was employed as a Placement Agent. 10,000 shares of Series B Preferred Stock was paid to Equity Services, Ltd. in payment for service as placement agent. Following is a list of investors in that offering:


SECURITIES SOLD          NAMES OF INVESTORS                              CONSIDERATION PAID
---------------          ------------------                              ------------------
SERIES B PREFERRED       Entrepreneurial Investors, Ltd.                     $2,000,000
                         Equity Services, Ltd.                               Services


     C. Beginning in February 1998 the Company has offered up to 1,609,756 shares of Series C Preferred Stock to accredited investors in reliance upon Rule 506 under the Securities Act of 1933. Between February 1998 and March 31, 1999, a total of 552,845 shares had been sold to Invest Linc Emerging Growth Equity Fund I, L.L.C., a Nevada limited liability company (formerly known as CDL Emerging Growth Equity Fund), for a total of $1,133,334 cash. No brokers or underwriters were employed by the Company in that offering. Following is a list of investors in that offering:


SECURITIES SOLD           NAMES OF INVESTORS                           CONSIDERATION PAID
---------------           ------------------                           ------------------
SERIES C PREFERRED        Invest Linc Emerging Growth
                             Equity Fund I, L.L.C.                          $1,133,334


     The offerings described in paragraphs B and C occurred within six months of each other. However, offering B was an offering of Series B Preferred Stock to non-residents under Regulation S. The sole investor in offering B was a company organized in the Bahamas, with its principal office in the Bahamas, and whose beneficial owners are all European citizens and residents. The placement agent who received 10,000 shares of Series B Preferred Stock as consideration for its services, is a Nevis company comprised solely of non-resident beneficial owners. Offering B qualifies as a Regulation S offering and is not subject to integration with a Regulation D offering.

     D. Between August 1994 and June 1997, Venturi sold a total of 212,505 shares of common stock for $2.40 cash per share in a private offering in reliance upon Rules 505 and 506 under the Securities Act of 1933, and Section 4(2) of the Securities Act of 1933, primarily to individuals with a pre-existing relationship with Venturi or its founders. Venturi used no underwriter or brokers in that offering. Although that offering was open to accredited and unaccredited investors, no more than 35 unaccredited investors purchased shares in that offering. All prospective investors were given a private placement memorandum that included a complete disclosure of Venturi, its financial results, its business and various risks of the investment. Investors were required to sign a Subscription Agreement in which each investor represented, among other things, that he or she was acquiring the shares for his or her own account, and not for resale, and that the investor was experienced in financial matters and could bear the economic risk of an investment in Venturi. Following is a list of investors in that offering:


SECURITIES SOLD       NAMES OF INVESTORS                    CONSIDERATION PAID
---------------       ------------------                    ------------------
COMMON STOCK          Dean Schafer                              $ 23,700
                      Mary Loiuse Hopkins                       $ 12,000
                      John Branscom                             $  4,000
                      T.Blake Horrocks                          $ 24,000
                      Merril Littlewood                         $  6,000
                      David Frey                                $ 18,000
                      Bonnie & Leo Smith                        $  6,000
                      Ron & Leslie Rutledge                     $  4,000
                      Rebecca Stahle                            $  1,500
                      Aaron & Tami Pyfer                        $  2,400
                      Kevin Pyfer                               $ 24,000
                      HPKK Family Trust                         $  5,040
                      Claudeen Hill                             $  8,208
                      Ronald Karren                             $ 42,075
                      American Pension Services
                         Custodian Ronald Karren                $  7,925
                      Alan Bingham                              $  1,200
                      Bruce Axtell                              $185,000
                      Bryan Karren                              $  1,500
                      Kevin Karren                              $  1,000
                      Julie Karren                              $    375
                      Darrell Karren                            $    375
                      Leslie Ann Karren                         $    375
                      Tim Woodard                               $  1,500
                      Thomas Williams                           $  5,000
                      The Priority Group                        $ 50,000
                      William Moore                             $ 12,000
                      Ray Lynn Jorgensen                        $  1,500
                      Gregg Anderson                            $ 11,000
                      Scott Farrer                              $ 15,000


     The common stock offering described in this paragraph overlaps the offering of Series A Preferred Stock described in paragraph A. However, offering A involved the sale of Series A Preferred stock for $10.00 cash consideration in an offering conducted by Dominion Capital Corporation to Dominion's existing clients, most of whom were accredited investors. Offering D involved the sale by Venturi (not through a placement agent) of common stock for $2.40 per share to individuals who had a pre-existing family or business relationship with the founders of Venturi. Offering A was primarily for the purpose of obtaining financing on an equipment lease line of credit through Sentry Capital that required $1.00 of invested equity for every $1.00 of equipment financing advanced. Offering D was to provide working capital and capital for research and development. The two offerings involved different classes of stock, were offered for substantially different consideration and were conducted as entirely separate plans of financing and for totally different purposes.

     E. Between December 1997 and August 1998, Venturi sold a total of 88,409 shares of common stock for $3.50 cash per share in a private offering to accredited and unaccredited investors in reliance upon Rules 505 and 506 under the Securities Act of 1933. Each share of Common Stock sold in that offering was accompanied by a warrant entitling the holder to purchase an additional share of common stock for $6.00. Venturi used no underwriter or brokers in that offering. Although that offering was open to accredited and unaccredited investors, no more than 35 unaccredited investors purchased shares in that offering. All prospective investors were given a private placement memorandum that included a complete disclosure of Venturi, its financial results, its business and various risks of the investment. Investors were required to sign a Subscription Agreement in which the investor represented, among other things, that he or she was acquiring the shares for his or her own account, and not for resale, and that the investor was experienced in financial matters and could bear the economic risk of an investment in Venturi. Following is a list of investors in that offering:


SECURITIES SOLD            NAMES OF INVESTORS                  CONSIDERATION PAID
---------------            ------------------                  ------------------

COMMON STOCK
COMMON STOCK WARRANTS
                            Richard Barnes                          $ 1,000
                            Adam Dunn                               $ 1,000
                            Brandon Horrocks                        $ 1,000
                            Robert Cless Karren                     $ 5,005
                            Stanley Kopesec                         $ 2,706
                            Professional Painting                    50,001
                            Cochran, Lund & Davidson                $25,000
                            Kevin & Patti Pyfer                     $14,000
                            Stuart Starkey                          $ 5,000
                            Kirby Cochran                           $ 5,000
                            Brett Davis                             $ 1,000
                            Brent Higginson                         $ 2,100
                            Jim & Patrice Stone                     $10,000
                            Ned Karren                              $ 3,500
                            Floyd & Patricia Fox                    $ 4,000
                            Joe Fox                                 $58,717
                            Louis Sacco                             $21,000
                            Benjamin Press                          $35,000
                            J.T. Weber Mark Cripe                   $ 1,015
                            Robert E. Fellows                       $ 3,500
                            Margo Murphy                            $ 3,500
                            Doran Pratte                            $10,000
                            Cless Karren                            $ 5,005
                            Dawn Baker                              $ 1,050
                            Kardell & Sandra Schmidt Lou  Sacco     $10,500
                            Doug Zibriskie                          $ 2,000
                            Reed Buley                              $10,000
                            Floyd & Patricia Fox                    $ 4,000
                            Darin Yancey                            $ 2,500
                            Marvin Yancey                           $10,000
                            Mike Cox                                $ 4,500


     The offerings described in paragraphs C and E occurred within six months of each other. However, offering C involved the sale of Series C Preferred Stock to a single accredited investor. Offering E involved the sale of up to $750,000 of common stock to accredited investors and to less than 35 non-accredited investors. Even if offering C were integrated with offering E, it would nevertheless qualify as a Rule 506 offering of less than $5,000,000 to an unlimited number of accredited investors and up to 35 non-accredited investors.

     The offerings described in paragraphs D and E overlap with each other. However, offering D involved the sale of common stock by the Texas Corporation (Action Venturi Technologies, Inc.). Offering E involved the sale of common stock by the successor entity after the reorganization of the Texas Corporation and Hi-Tek Carpet Care, a Nevada corporation, which occurred in July of 1997. The reorganization entity was substantially different from its pre-reorganization counterparts. Although the Texas Corporation is now a wholly-owned subsidiary of the Nevada Corporation, at the time of these offerings, they were unrelated. Since two separate issuers were involved, these offerings are not subject to integration.

     F. In December 1997, Venturi issued a total of 33,982 shares of its common stock to its employees in reliance upon Rule 701 and a written contract pursuant thereto. The following employees received the indicated shares in this transaction:


SECURITIES ISSUED          NAME OF EMPLOYEE      NUMBER OF SHARES RECEIVED
-----------------          ----------------      -------------------------


COMMON STOCK                Jason Barker                    86
                            Robert Barnes                  343
                            Kevin Campbell                  57
                            Keith Hexem                    752
                            Tom Jensen                     853
                            Jeremy Marini                  274
                            Jim Stone                     1481
                            Chad Taylor                    514
                            Marlane Wright                 690
                            Doug Zibriskie                1143
                            Jamie Zuniga                    86
                            Dale Karren                    646
                            Jaime Robles                   457
                            Raul Robles                    457
                            Leslie Rutledge                211
                            Bill Thomas                    971
                            Bridge Whitmire                402
                            Tim Woodward                   874
                            Blake Horrocks                1466
                            Brandon Horrocks              1006
                            Marsan Horrocks                486
                            Derrick Paper                  406
                            Susan Rittman                  655
                            Debbie Taylor                  796
                            Eric Iverson                   316
                            Jerry Thomas                   786
                            John Hawkes                    271
                            Vicki Johnson                  618
                            Bo Hopkins                     137
                            Kevin Karren                   843
                            Joel Karren                    581
                            Ed Norton                     1286
                            Randy Norton                   205
                            Brandon Paris                  114
                            Nate Robins                    146
                            John Hopkins                   572
                            Gaylord Karren                4572
                            Shane Karren                   137
                            Ron Karren                    4286



     G. In August 1998, Venturi offered a total of 600,000 shares of common stock to various offshore residents for $2.00 per share in an offering exempt from registration under Regulation S promulgated under the Securities Act of 1933. As of September 23, 1998, a total of 75,000 shares of common stock had been sold in that offering, for cash consideration in the amount of $150,000. All investors in that offering signed a Subscription Agreement in which they represented that they were not residents of the United States, and that they did not purchase the shares with the intent that they would eventually come to rest in the United States. No underwriters or brokers were employed in that offering, although Equity Services, Ltd., a Nevis company, acted as a placement agent in that offering. Following is a list of investors, to date, in that offering:


SECURITIES SOLD           NAMES OF INVESTORS       CONSIDERATION PAID
---------------           ------------------       ------------------

COMMON STOCK              Aspen Investments          12,500  $25,000
                          Peninsula Corp.            25,000  $50,000
                          Prism, Inc.                25,000  $50,000
                          Securitron, Ltd.           12,500  $25,000


     H. In January 1997, Venturi issued 1,500,000 shares of common stock to the following persons at $.10 per share (for aggregate consideration of $150,000) without registration under Rule 504 adopted under Section 3(b) of the Securities Act of 1933, in connection with its formation:


 SECURITIES SOLD     NAMES OF INVESTORS                               NUMBER OF SHARES PURCHASED
 ---------------     ------------------                               --------------------------
COMMON STOCK         Eileen Albertson                                             2,000
                     Autumn Leaf, Inc.                                          120,000
                     Battle of Midway Incorporated                              112,000
                     J.C. Blanleil                                                2,000
                     Rachael A. Burton                                            2,000
                     Mary Ann Coleman                                             2,000
                     Delta Financial Resources Inc.                             210,000
                     Diversified Lenders Inc.                                   210,000
                     Gayle Dorsey                                                 2,000
                      Ronald L. Drake                                             2,500
                     Marci Evans                                                  2,000
                     Darlene Fawcett                                              2,000
                     Kris Gornichec                                             200,000
                     Emil Gulbranson                                              2,000
                     Melville K. Gulbranson                                      20,000
                     Rebecca Gulbranson                                           2,000
                     Kerri Heavenor                                               2,000
                     Betty Hurtado                                                2,000
                     Dixie Hutchins                                               2,000
                     Garth P. Jarman                                              2,000
                     Bryan L. Jeffery                                             1,000
                     Wydell, Jeffery                                              2,000
                     Jana Jensen                                                  2,000
                     Jacob D. Klassen                                             2,000
                     Linda Klassen                                                2,000
                     John J. Kochel                                               2,000
                     Mark Larson                                                  1,000
                     Roslyn Mackay                                                2,000
                     Mary Magouirk                                                1,000
                     Renetta Mecham                                               2,000
                     MK Resources, Inc.                                           5,000
                     Tracy J. Nelson                                              2,000
                     Suzanne Pancheri                                             1,000
                     Freddie C. Roberts, Jr.                                      3,000
                     Karen Roberts                                                1,000
                     Janis & David R. Rowberry                                    1,000



                     Lise-Lotte Ruzicka                                           1,000
                     Nancy Smithanik                                              2,000
                     Symmetry Inc.                                              100,000
                     Jeffery Clark Tanner                                       200,000
                     Max C. Tanner                                               50,000
                     Mont E. Tanner                                             204,000
                     Renee Tieman                                                 2,000
                     C. F. Walker                                                 4,500
                     Gordon J. Weaver                                             2,000
                     Kimberly Witter                                              2,000
                     Monica Young                                                 2,000
                                                                              ---------
                                                                              1,500,000



     Although the offerings described in paragraphs D and H occurred within six months of each other, these offerings involved what were two separate corporations at the time. Offering D involved the sale of common stock by the Texas Corporation (Action Venturi Technologies, Inc.) at $2.40 per share for working capital purposes. Offering H involved the original issuance of stock by Hi-Tek Carpet Care, Inc., a Nevada corporation, at $.10 per share in connection with its formation. Offering H was a public issuance by the Nevada corporation in a Rule 504 transaction as part of its formation. Although the Texas corporation is now a wholly-owned subsidiary of the Nevada Corporation, at the time of these offerings, they were unrelated. Since two separate issuers were involved, these offerings are not subject to integration.

     The offerings described in paragraphs E and H did not occur within six months of each other. Offering H involved the original issuance of stock by Hi-Tek Carpet Care, Inc., a Nevada corporation, at $.10 per share in connection with its formation. Offering H was a public issuance by the Nevada corporation in a Rule 504 transaction as part of its formation. Offering E was conducted by the post-reorganization entity, offering common stock at $3.50 per share for working capital purposes. Although the Texas Corporation is now a wholly-owned subsidiary of the Nevada Corporation, at the time of these offerings, they were substantially different entities, with substantially different capital structures. Offering E was not commenced until six months after completion of offering H; and five months after completion of the reorganization. Since two different issuers were involved, these offerings are not subject to integration. These offerings clearly were not for the same purpose or part of the same plan of financing.

     I. Over the past three years, Venturi issued or agreed to issue upon expiration of rescission rights under applicable acquisition agreements 289,934 shares of common stock to various persons in exchange for all of the business assets and liabilities of their companies or shares in their businesses in reliance upon Section 4(2) of the Securities Act of 1933. The sellers were given a copy of the Company's current business plan and were provided with the opportunity to investigate the Company in as much detail as they desired. The sellers represented in the Acquisition Agreement in connection with the sale that they were acquiring the shares for investment and not for resale, and the shares so issued contained a restrictive legend consistent with the fact that neither the shares nor the transaction was registered. These transactions are isolated issuances of common stock to owners of carpet cleaning businesses. These transactions are entirely isolated from one another, each involving a completely separate business; thus, they are not part of a single plan of financing. Each transaction constitutes a private, separately negotiated arrangement in which the recipient of the common stock is in an equal bargaining position with Venturi. Each transaction is subject to arms length negotiation between Venturi and the owner of the business and his/her representatives. These business owners possess sufficient business acumen and financial sophistication as a result of their successful operation of a carpet cleaning or flood restoration business. They are familiar with the industry, having operated their own successful business prior to becoming associated with Venturi. The stock exchanged for the assets of these businesses is a minor part of the consideration received by them. The primary benefits result from delivery of new trucks equipped with Venturi's proprietary equipment, the assumption by Venturi of all administrative functions, the maintaining of existing salary levels and an opportunity to earn enhanced performance bonuses using Venturi's proprietary equipment, the provision of uniform employee benefits, and the intangible benefits associated with becoming part of a larger organization. Each transaction has an "assimilation" period of 60 to 90 days during which the seller becomes a part of Venturi's organization but retains the right to regain their assets if both parties jointly agree to part ways. During this period, the seller is trained in the operation of Venturi's equipment and processes, is provided with new trucks equipped with Venturi's proprietary equipment, is paid at the same rates as before the transaction (with the availability of performance bonuses), and is allowed to sell Venturi's services and proprietary systems to its customers. Their old equipment may be sold after the assimilation period and would be returned to them if they so desired. During the assimilation period, the seller is given access to all information about Venturi that would be available in a registration statement, including its finances and operations. In fact, these individuals probably have access to a greater volume of information regarding Venturi's operations than could be contained in a registration statement since they acquire first-hand knowledge regarding the efficacy of Venturi's technology and its ability to perform as represented. Because these individuals are not losing the ability to operate a carpet cleaning business, the stock represents a long term exit or retirement strategy for them. For these reasons, Venturi believes these exchanges comply with the requirements of the
          Section 4(2) exemption. Persons to whom stock was issued in connection with acquisitions are as follows:


                 Erie Dekker                        50,122
                 Jerry Thomas                       10,936
                 William Thomas                     60,147
                 Jim Riley                          54,679
                 Alvin Childers                         44
                 Doug Gilbert                        2,187
                 June Thomas                         2,187
                 Jim & Patrice Stone                22,000
                 Protech Carpet                      4,000
                 Complete Carpet Care                7,500
                 Danny Levine                        5,000
                 Dirt Free                          52,632
                 Disaster Plus                       4,000
                 Top Gun (Joe Canada)                8,000
                 Flohr, Inc. (Magic Touch)           6,500


     J. During the past three years, Venturi has issued common stock to various parties as consideration for extension of credit and forbearance in receiving payment for services rendered in reliance upon Section 4(2) of the Securities Act of 1933. Each party was given a copy of Venturi's current business plan and the opportunity to investigate Venturi. In some instances, the issuance of shares was not in lieu of payment, but merely in consideration for receiving payment after a scheduled due date. If interest or penalties accrued on delayed payments, those amounts were also paid by Venturi. Each transaction involved individuals with whom Venturi has had a longstanding relationship, and each was a separate, isolated incident not involving a public offering. Nevertheless, each individual was given access to the same information that would be contained in a registration statement and were able to fend for themselves given their financial sophistication and the nature and extent of their pre-existing relationship with Venturi. Those persons and the amount of stock issued are as follows:


SECURITIES ISSUED       NAMES OF RECIPIENTS          NUMBER OF SHARES ISSUED
-----------------       -------------------          -----------------------

COMMON STOCK            The Priority Group                   14,286
                        Riverbottom Hollow                    7,000
                        The Priority Group                   14,285




                        Joe Bye                               5,000
                        Bill Maxwell                          3,600
                        Jim Stone                            10,000
                        Joe Bye                               1,500
                        Kirby Cochran                           750
                        Bill Davidson                           750
                        Sentry Financial                     15,622
                        Bill Davidson                       109,359
                        L. G. Rose                            5,000
                        Danny Hepler                              5



     K. Between November 1998 and February 1999, Venturi sold a total of 3,545,455 shares of common stock to a single accredited investor whose principals had a pre-existing relationship with Venturi, in an isolated transaction for $1,170,000 cash. The purchaser of that stock is as follows:


SECURITIES SOLD        NAMES OF INVESTORS            CONSIDERATION PAID
---------------        ------------------            ------------------

COMMON STOCK           Cochran Consulting                $ 1,170,000



REPORT ON REGISTRATION OF COMMON STOCK ON FORM SB-2

On December 3, 1998 a Registration Statement on Form SB-2 filed by the Company was declared effective by the Securities and Exchange Commission (file no. 333-60491). The Registration Statement registered 750,000 shares of Common Stock, which the Company intended to offer to the public for $2.00 per share.

As of March 31, 1999, no securities had been sold pursuant to the Registration Statement, and the Company had not yet decided how to proceed with that offering.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations, which should be read in conjunction with the Financial Statements (including the notes thereto), contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors discussed in this section.

GENERAL

Venturi was formed in 1997, but has operational and financial data from prior periods as a result of the operations of its predecessor, which was formed in 1994. That company is now a wholly owned subsidiary of Venturi. See "Venturi's Business-History and Development." Venturi's management has formulated a strategy that calls for it to consolidate the fragmented carpet cleaning industry by purchasing companies operating in particular locations, and converting the acquired companies to use of Venturi's proprietary processes.

Venturi acquires unrelated companies that typically are much smaller than Venturi. Ordinarily, the owners of the target company exchange all or substantially all of the target company's assets or stock for Venturi common stock. Each acquisition has been treated as a pooling-of-interest business combination wherein the operating results of each combined entity have been included in Venturi's financial statements as though the acquired business had been combined as of the beginning of each year. Due to the small relative size and low profitability of the target companies, the effect on Venturi's balance sheet is not material. Each target company is similar to other target companies such that separate segment disclosures of each acquisition are not required to fairly state Venturi's financial condition.

The combined entities will record assets and liabilities in accordance with generally accepted accounting principles. Venturi's management anticipates no adjustments to net assets of any of the combined entities to comply with or adopt the same accounting principles or the same fiscal years. Under the pooling-of-interests method of accounting, the retained earnings accounts of all entities will be combined.

Venturi's historic operations have consisted of revenues from carpet cleaning and fire and flood restoration in the areas of Orem, Utah, and Fort Worth/Dallas, Houston and Lubbock, Texas, utilizing a proprietary technology and process. The primary costs of operating Venturi's business are the trucks and vans used to house the cleaning equipment, labor and cleaning equipment and supplies.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES. Revenues increased by 11.9% to $6,290,886 for the year ended December 31, 1998 compared to $5,620,914 for the year ended December 31, 1997. This increase in sales was attributable to increased market penetration in geographic areas where the Company has acquired new bases of operations, and to generally increased marketing activities by the Company and its acquisitions.

OPERATING EXPENSES. Operating expenses totaled $12,399,297 for the year ended December 31, 1998, an increase of 47% from $8,443,986 for the year ended December 31, 1997. The increase in operating expenses during the current year was primarily attributable to the 89.6% increase in the cost of goods from 1997 to 1998, which in turn was primarily attributable to the higher cost of goods paid by carpet cleaning companies acquired by the Company before their acquisition by the Company. The increase in operating expenses was also partly attributable to an increase of 21.2% in administrative expenses from 1997 to 1998, which was primarily the result of inefficiencies in acquired companies prior to their acquisition by the Company. The Company's interest expense increased by 657% to $854,941 for the year ended December 31, 1998 compared to $130,038 for the year ended December 31, 1997. This increase in interest expense was primarily attributable to certain liabilities assumed by the Company in acquisitions, interest on payables owed by the Company, and interest expense on financing provided to the Company by third parties.

LOSSES FROM OPERATIONS. Losses from operations increased to ($6,108,411) for the year ended December 31, 1998 a 116% increase from the ($2,823,072) for the corresponding period of the prior year. This increase was a result of the increase in operating expenses caused primarily to the pooling of interests accounting treatment of the Company's acquisitions, and from an increase in general administrative expenses incurred in preparing for future acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

During the year ending December 31, 1998, Venturi received $5,087,214 in new funding, compared with $1,235,000 in new funding during the year ending December 31, 1997. New funding in 1998 was provided by $2,000,000 from the private placement of Series B Preferred Stock, $1,133,334 from the private placement of Series C Preferred Stock, $1,481,875 in capital leases, and the balance from the private sales of common stock. New funding in 1997 was provided by $146,000 in capital leases and $1,089,000 in private placements of securities (of which approximately $99,100 was related to subscriptions for Series A Preferred Stock, and the balance was attributable to private placements of common stock).

As of March 31, 1999, the Company had commitments for an additional approximately $8 million in new funding, which will include the sale of securities and capital leases.

At December 31, 1998, Venturi had a cash balance of $266,931, compared to $7,379 at December 31 of the prior year. At December 31, 1998, Venturi had a working capital balance of $857,796, compared to $213,809 at December 31, 1997. At December 31, 1998, Venturi's capital resources consisted of equipment leases of $1,877,359, cash on hand of $266,931, and private equity funding of $1,619,598 representing the invested equity through December 31, 1998.

Venturi's primary liquidity needs are $1,020,000 to cover corporate overhead for the next three months and $3,000,000 to fund purchases of additional capital equipment. Historically, Venturi has funded its operations through operating income, bank borrowings, and private placements of securities.

Venturi will use the proceeds from the sales of securities for which it had commitments as of March 31, 1999 to provide working capital and to finance additional trucks and acquisitions of carpet cleaning companies. Venturi's business plan calls for it to have a total of 275 trucks in operation by December 31, 1999. Venturi presently has approximately 50 trucks in service. $3,000,000 is available to fund truck and equipment purchases pursuant to a Master Lease Agreement with Northstar Capital, L.L.C. Venturi has signed four
(4) equipment schedules having balances totaling $693,159. Additional trucks will be funded with the remaining $2,000,000 available under the Northstar Capital, L.L.C. leasing facility. Venturi has also received a commitment for up to $3,000,000 in lease financing through Capital Partners, Inc., of which $456,000 has been funded as of March 31, 1999. These facilities should be adequate to fund Venturi's capital equipment purchases.

Venturi's accounts receivable increased to $548,449 for the period ending December 31, 1998 compared to $71,628 for the period ending December 31, 1997. The increase in accounts receivable was attributable to increased revenues primarily from sales to multi-family housing complexes and from new disaster restoration customers.

SEASONALITY

Venturi's business varies little from season to season, although it does experience slightly higher revenues in summer.

INFLATION

Inflation historically has not had a material effect on Venturi's operations. When the price of raw materials has increased, the costs have been built into the pricing structure. Venturi does not have either long-term supply contracts or long-term contracts with customers. Prices are determined centrally, and are quoted based on the prevailing market trends. Accordingly, Venturi does not believe inflation will have a material effect on its future operations.

PLAN OF OPERATION

Venturi intends to enter new markets through acquisitions. Initially, Venturi intends to focus on acquisitions in the southern and western United States. The acquired companies will then be converted and trained in the use of VenturiClean(TM). The next target markets for Venturi are California, Nevada and Arizona. In selecting a new market, Venturi's primary goal is to identify a market that has the potential to produce $100,000 in monthly revenues within six months after consummation of the acquisition. Venturi looks for the following attributes in acquisition candidates: five years successful operations within the market; favorable financial condition; reputation for quality service and integrity; quality management dedicated to aggressive growth; willingness to accept stock in exchange for assets; and annual revenue in excess of $250,000. Where possible, Venturi seeks to acquire market leaders or those businesses with the largest market share. Venturi has begun to receive regular inquiries from other companies in the industries desiring to have access to the VenturiClean(TM) and to become part of a larger organization.

As of December 31, 1998, Venturi had approximately 50 carpet cleaning and restoration trucks in operation. These trucks generated an average of approximately $11,642 per truck per month. These revenue figures are better than anticipated by Venturi's management, which based its projections of future operations on the assumption that each truck would generate approximately $10,300 per month. Of course, Venturi cannot guarantee that its trucks will be able to continue to generate revenue at this level. Past performance is not a guarantee of future performance.

YEAR 2000

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Management of the Company does not anticipate that any significant modification or replacement of the Company's software will be necessary for its computer systems to properly utilize dates beyond December 31, 1999 or that the Company will incur significant operating expenses to make any such computer system improvements. The Company is not able to determine, however, whether any of its suppliers, lenders, or service providers will need to make any such software modifications or replacements or whether the failure to make such software corrections will have an effect on the Company's operations or financial condition.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company are included beginning immediately following the signature page to this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the directors and executive officers of Venturi.


                NAME                  AGE              POSITION
                ----                  ---              --------

                                                     >

        Gaylord M. Karren              50         Chairman, Chief Executive
                                                  Officer, Director
        John M. Hopkins                47         President, Director
        William Thomas                 45         Vice President of Assimilations
        Merril L. Littlewood           54         Chief Financial Officer
        Joel Karren                    44         Vice President of Training
        Ronald M. Karren               36         Vice President of Corporate
                                                  Communications, and Secretary
        James Stone                    35         Vice President of Operations,
                                                  Director


The directors of Venturi hold office until the next annual meeting of stockholders of Venturi or until their successors are elected and duly qualified. All officers serve at the discretion of the directors.

Venturi's board will be expanded to five members during 1999, and Venturi is in the process of establishing an audit committee and a compensation committee, consisting of at least two independent directors. The compensation committee will make decisions regarding salaries, incentive compensation, stock option grants and other matters with respect to executive officers and other key employees of Venturi.

The Board of Directors of the Company held six meetings in 1998. No director attended fewer than 75% of all meetings of the Board of Directors in 1998.

BUSINESS EXPERIENCE

GAYLORD M. KARREN             has served as Chairman, Chief Executive Officer
                              and Director since Venturi's founding. Mr. Karren obtained his Bachelor of Arts degree in Finance and Banking from Brigham Young University in 1973;
                              and his Masters Degree in Banking from the University of Oklahoma in 1979. Prior to founding
                              Venturi, Mr. Karren managed apartment complexes and retirement homes; formed and operated oil and gas ventures; and directed lending operations for leading banks in Montana and Utah.

JOHN M. HOPKINS               has served as President and Director since
                              Venturi's founding. Prior to forming Venturi, Mr.
                              Hopkins was a property manager, and co-founded an oil drilling company. In addition, he was active in chemical and oil sales operations. Mr. Hopkins attended Utah State University, with a pre-engineering emphasis.

WILLIAM THOMAS                has served as Vice President of Assimilations
                              since January 30, 1995. Mr. Thomas was the owner and operator of T-Co Manufacturing prior to its acquisition by Venturi. Prior to forming T-Co
                              Manufacturing in 1989, Mr. Thomas operated carpet cleaning services in Garland and Lubbock, Texas.
                              He received his B.A. degree from Texas Tech
                              University in 1974, and was enrolled in the Texas
                              Tech Graduate School Clinical Psychology
                              Master/Doctorate Program in 1976.

MERRIL L. LITTLEWOOD          has served as Venturi's Chief Financial Officer
                              since January 1, 1998. Mr. Littlewood
                              is a certified public accountant, and has been associated with Potter, Littlewood & Petty, P.C., certified public accountants, since 1979. Prior to 1979, he held various accounting and management positions. He received his Bachelor of Science
                              Degree in Accounting from Brigham Young University in 1969.

RONALD M. KARREN              has served as Venturi's Vice President of
                              Corporate Communications since April 1, 1997, and as its corporate Secretary since July 1, 1998. Mr.
                              Karren graduated from Brigham Young University in
                              1991, with a Bachelor of Science Degree in International Relations, with an emphasis on Marketing. Prior to joining Venturi, Mr. Karren was a project manager of a land development project in Idaho Falls, Idaho. Mr. Karren also founded the Great Basin Fly & Outfitters in Provo,
                              Utah, an exclusive fly shop. Ron Karren is the nephew of Gaylord Karren, Venturi's Chairman and
                              Chief Executive Officer.

JOEL KARREN                   is the Vice President of Training, and was the
                              President of Venturi's subsidiary, T-Co
                              Manufacturing. He was instrumental in the design of Venturi's first truck mount carpet cleaning units. Mr. Karren is an expert in automotive service, and prior to joining Venturi, operated several successful businesses in California and Idaho. Joel Karren is the brother of Gaylord
                              Karren, Venturi's Chairman and Chief Executive
                              Officer.

JAMES STONE                   has served as Vice President of Operations since
                              January 4, 1998. Prior to joining the Company, Mr.
                              Stone was the founder and chief operating officer of Pro-Tech Restoration, Inc. and Stone Flood and
                              Fire, which was acquired by the Company in 1996.
                              Mr. Stone has also founded a securities firm.


ITEM 10.  EXECUTIVE COMPENSATION

No officer has received compensation in excess of $100,000 in any of the past three years. The following table sets forth information as to the compensation paid or accrued to Venturi's Chief Executive Officer and President for the three years ended December 31, 1998. The salary column includes certain management fees paid in lieu of wages.

                           SUMMARY COMPENSATION TABLE


                                                                                              Long-Term Compensation
                                                                          ---------------------------------------------------------
                                   Annual Compensation                             Awards                        Payouts
                          --------------------------------------------    ------------------------------    ----------------------
                                                               Other
                                                               Annual     Restricted       Securities       Long-term    All Other
     Name and                                                 Compensa-      Stock         Underlying       Incentive    Compensa-
Principal Position        Year    Salary($)     Bonus($)       tion($)     Awards($)     Options/SARs(#)    Payout($)    tion ($)
------------------        ----    ---------     --------       -------     ---------     ---------------    ---------    --------
                                     (1)                         (1)

Gaylord M. Karren,        1998        0           0            90,000           0           104,000             0            0
Chairman, CEO             1997        0           0            90,000           0                 0             0            0
and Director              1996        0           0            90,000           0                 0             0            0

John M. Hopkins,          1998        0           0            90,000           0           104,000             0            0
President and             1997        0           0            90,000           0                 0             0            0
Director                  1996        0           0            90,000           0                 0             0            0


(1) The Company paid management fees to these officers, or to entities owned principally by them, in the approximate amounts indicated in the table. These fees were for services rendered by the officers in lieu of wages.

DIRECTORS COMPENSATION

No Compensation has been paid to any directors for service in such capacity in the past, and no such compensation is presently payable to directors, but directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings. At such time as the Board of Directors deems appropriate, the Company intends to consider adoption of an appropriate policy to compensate non-employee directors, to attract and retain the services of qualified non-employee directors.

COMPENSATION PURSUANT TO BENEFIT PLANS AND ARRANGEMENTS

STOCK OPTIONS

By resolution dated July 1, 1997, Venturi's Board of Directors adopted a Dual Stock Option Plan, and reserved 2,500,000 shares of the Company's Common Stock for issuance pursuant to the Plan. The Plan is a continuation of a similar plan adopted by the Texas Corporation in July of 1996. Of the Common Stock reserved for issuance pursuant to the Plan, 1,500,000 shares are allocated to the Employee Program, and 1,000,000 shares are allocated to the Consultant Program. The Employee Program is for all key employees (including employees who are also directors of the Company or its subsidiaries). The Consultant Program is for all consultants including directors who are not also employees of the Company. Options granted pursuant to the Employee Program are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986, as amended, and options granted under the Consultant Program are intended to be Non-Statutory Stock Options. The Plan is being administered by the entire Board. The entire Board administers the Consultant Program. After this offering, the Company shall ensure that the committee satisfies the requirements of Section 16 of the Exchange Act and the Code. The administrator determines the terms of options granted under the Plan, including the number of shares subject to the option, exercise price, term and the rate at which the options become exercisable. The exercise price of all Incentive Stock Options granted under the Plan must be at least equal to the fair market value of the Common Stock of the Company on the date the option is granted.

The options vest immediately and their term may not exceed ten years. If not terminated earlier, the Plan will terminate on July 1, 2006. Termination will not affect rights and obligations granted prior to termination. The administrator has the authority to amend or terminate the Plan so long as such amendment or termination does not adversely affect any outstanding options.

As of December 31, 1998, 470,007 incentive stock options had been granted under the Plan at an option price of $2.40; and 608,000 nonqualified stock options had been granted under the Plan at $.01 per share. In December, 1997, Venturi recorded compensation expense of $1,396,000 for the difference between the exercise price and the fair value of the underlying stock at the date of grant of 400,000 of the nonqualified options that had been granted in 1997 (which was $3.50 per share). In December, 1998, Venturi recorded compensation expense of $725,920 for the difference between the exercise price and the fair value of the underlying stock at the date of grant for nonqualified options granted in 1998.

The following table sets forth information concerning individual grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 1998.





                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                          Number of Securities      Percent of total
                                Underlying         options/SARs granted          Exercise or
                              Options/SARs        to employees in fiscal          Base Price
        Name                   granted (#)                 year                     ($/Sh)              Expiration Date
        ----                   -----------                 ----                     ------              ---------------

Gaylord M. Karren               104,000                   28.9%                   $    0.01                May, 2008




John M. Hopkins                 104,000                   28.9%                   $    0.01                May, 2008



The following table sets forth information concerning the exercise of options by the Named Executive Officers during the fiscal year ended December 31, 1998, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 1998.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                                                          Number of Securities Underlying        Value of Unexercised
                                                             Unexercised Options/SARs         In-the-Money Options/SARs at
                                                             at December 31, 1998(#)               December 31, 1998($)
                                                          -------------------------------     ----------------------------
                      Shares Acquired         Value
      Name            on Exercise (#)     Realized ($)    Exercisable     Unexercisable       Exercisable      Unexercisable
      ----            ---------------     ------------    -----------     -------------       -----------      -------------


Gaylord M. Karren           -0-                -0-          104,000            -0-             128,960              -0-

John M. Hopkins             -0-                -0-          104,000            -0-             128,960              -0-



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT


The following table sets forth certain information as of March 31, 1999, regarding ownership of Venturi's Common Stock (i) by each person known by Venturi to be the beneficial owner of more than 5% of Venturi's outstanding Common Stock, (ii) by each director of Venturi, (iii) by certain related stockholders, and (iv) by all executive officers and directors of Venturi as a group. All persons named have sole voting and investment power with respect to such shares, subject to community property laws, and except as otherwise noted. The table includes unexercised options to acquire Common Stock held by the persons listed. The table assumes that there are 13,283,138 shares of Common Stock beneficially owned by all shareholders (being the sum of 8,679,976 shares of Common Stock outstanding as of March 31, 1999 plus (i) 1,728,332 shares which may be acquired at any time pursuant to options, (ii) 957,575 shares issuable upon exercise of warrants, (iii) 64,410 shares issuable upon conversion of 64,410 shares of Series A Preferred Stock which the Series A Preferred Stockholders have the right to acquire at any time, (iv) 1,300,000 shares issuable upon conversion of 260,000 shares of Series B Preferred Stock which the Series B Preferred Stockholders have the right to acquire at any time, and (v) 552,845 shares issuable upon conversion of 552,845 shares of Series C Preferred Stock which the Series C Preferred Stockholder has the right to acquire at any time).



Stockholder Name                                 Number of Shares Beneficially Owned       Percentage Beneficially Owned
----------------                                 -----------------------------------       -----------------------------

5%STOCKHOLDERS
Gaylord M. Karren (1)                                          1,225,515                              9.23%
John M. Hopkins (2)                                            1,225,515                              9.23%

DIRECTORS AND OFFICERS
Gaylord M. Karren                                              1,225,515                              9.23%
John M. Hopkins                                                1,225,515                              9.23%
William Thomas                                                    89,618                              0.67%
Merril L. Littlewood (3)                                         402,734                              3.03%
Joel Karren                                                       72,381                              0.54%
Ronald M. Karren                                                  29,069                              0.22%
James Stone                                                       27,383                              0.21%




All executive officers and directors as a
group (seven persons)                                          3,072,215                              23.13%

BENEFICIAL STOCKHOLDERS
Entrepreneurial Investors, Ltd. (4)                            1,250,000                               9.41%
Cochran Consulting                                             3,545,455                              26.69%


--------------

(1) Includes 104,000 shares of Common Stock for which Mr. Karren holds options, and 1,121,515 shares owned outright.

(2) Includes 104,000 shares of Common Stock for which Mr. Hopkins holds options, and 1,121,515 shares owned outright.

(3) Includes 400,000 shares of Common Stock for which Mr. Littlewood holds options, and 2,734 shares owned outright.

(4) Series B Preferred Stockholders. Entrepreneurial Investors, Ltd. is a Bahamas investment company, of which Robert E. Cordes is the sole director. As such, Mr. Cordes has the power to vote and direct the disposition of the Series B Preferred Stock held by Entrepreneurial Investors, Ltd. The stock of Entrepreneurial Investors, Ltd. is widely held entirely by European investors.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth herein describes certain transactions between the Company and certain affiliated parties. Future transactions, if any, will be approved by a majority of the disinterested members of the Company and will be on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

Gaylord M. Karren, John M. Hopkins, James A. Frame, Jason Karren, Jack Paris and Wayne Mortensen founded Action Venturi Technologies, Inc. (the "Texas Corporation") in August 1994 and would be considered promoters of Venturi. In connection with the formation of Action Venturi Technologies, Inc., Gaylord M. Karren, John M. Hopkins and James A. Frame each purchased 106,690 shares of common stock at a price of $.22 per share, for a total of $69,164. Jason Karren, Jack Paris and Wayne Mortensen each contributed $10,000 in cash plus the value of past services rendered to Venturi in exchange for 40,000, 35,000 and 35,000 shares of Common Stock in September, 1994. In addition, in consideration for past services rendered to Venturi, shares of common stock of that corporation were issued to Eric Dekker (45,833 shares), Joel Karren (4,500 shares) and Dale Karren (5,000 shares). On June 30, 1997, the foregoing persons and all other stockholders of the Texas Corporation exchanged their Texas Corporation stock for a like amount and kind of stock in Hi-Tek Carpet Care, Inc. A total of 2,807,714 shares of Hi-Tek Common Stock were exchanged, including 926,250 shares held by Gaylord M. Karren, 926,250 shares held by John M. Hopkins, 120,000 shares held by James A. Frame, 35,000 shares held by Jason Karren, 35,000 shares held by Jack Paris, 35,000 shares held by Wayne Mortensen, and 2,500 shares held by Merril L. Littlewood.

In connection with the organization of HiTek Carpet Care, Inc. in January of 1997, the following persons purchased Common Stock at $.10 per share, for a total consideration of $150,000: Eileen Albertson; Autumn Leaf, Inc.; Battle of Midway Incorporated; J.C. Blanleil; Rachael A. Burton; Mary Ann Coleman; Delta Financial Resources, Inc.; Diversified Lenders, Inc.; Gayle Dorrsey; Ronald L. Drake; Marci Evans; Darlene Fawcett; Kris Gornichec; Emil Gulbranson; Melville
K. Gulbranson; Rebecca Gulbranson; Kerri Heavenor; Betty Hurtado; Dixie Hutchins; Garth P. Jarman; Bryan L. Jeffery; Wydell Jeffery; Jana Jensen; Jacob
D. Klassen; Linda Klassen; John J. Kochel; Mark Larson; Roslyn Mackay; Mary Magouirk; Renetta Mecham; MK Resources, Inc.; Tracy J. Nelson; Suzanne Pancheri; Freddie C. Roberts, Jr.; Karen Roberts; Janis and David R. Rowberry; Lise-Lotte Ruzicka; Nancy Smithanik; Symmetry Inc.; Jeffery Clark Tanner; Max C. Tanner; Mont E. Tanner; Renee Tieman; C.F. Walker; Gordon J. Weaver; Kimberly Witter; and Monica Young.

None of the persons in the immediately preceding paragraph is the beneficial owner of 5% of Venturi's Common Stock. Venturi has not engaged in any other transactions with the foregoing persons.

Merril L. Littlewood, the Chief Financial Officer of the Company, is also a principal in Potter Littlewood & Petty, P.C., certified public accountants. Potter Littlewood & Petty, P.C. has prepared Venturi's tax returns for the years 1995, 1996, and 1997.

Venturi has outstanding loans from its executive officers and principal stockholders. It presently owes Gaylord M. Karren $44,821; John M. Hopkins $55,000; and James Stone $315,007. The loans from Gaylord M. Karren and John M. Hopkins do not bear interest, are payable on demand, and have no scheduled repayment terms with the exception of payment of $1,965 per month to Mr. Karren to enable him to repay the source of the loan funds, a second mortgage on his personal residence. The loans from James Stone bear interest ranging from 8.9% to 17.11%. Monthly payments on the loans from James Stone are $6,000.

Venturi issued 700,866 shares of Common Stock to Gaylord M. Karren and John M. Hopkins in consideration of the assignment to Venturi of certain patent applications and in lieu of interest on the loans referred to above. Venturi owns 30% of Destiny Recovery Systems, a Nevada limited liability company, of which Gaylord M. Karren and John M. Hopkins own 70%. Destiny Recovery Systems in turn owns 50% of Primacide, L.C., a Nevada limited liability company. No payments have been made to Primacide by Venturi; payments will be paid in the future for the purchase of the EO water manufacturing machines. See "Raw Materials; Patents; Licenses; Trademarks and Service Marks." Venturi has loaned Primacide $40,024 to fund its ongoing operations. This loan bears interest at 8% per annum, and is payable on demand at any time after March 1, 1999.

Randy K. Johnson is Venturi's general counsel. He also served as Venturi's corporate Secretary until July 1, 1998. Venturi has paid approximately $60,000 to Mr. Johnson or firms in which he practices for legal services rendered since January 1, 1997. As of March 31, 1999, Venturi owes Mr. Johnson or firms in which he practices approximately $70,000 for services rendered.

Venturi entered into a Consulting Agreement with Capital Solutions, Inc., a Delaware corporation, pursuant to which CSI has agreed to assist Venturi in locating and obtaining sources of additional capital. In consideration for such services, Venturi paid CSI a non-refundable, nonaccountable expense retainer of $10,000.

Venturi is a party to a financial consulting agreement with Capital Solutions of Salt Lake City, Utah. Pursuant to this agreement, Venturi has issued 150,000 shares of Common Stock in lieu of cash payment for consulting services rendered.

Venturi is a party to a Registration Rights Agreement with Equity Services, Ltd. ("ESL"), dated December 31, 1997. Equity Services, Ltd. is the holder of 10,000 shares of Venturi's issued and outstanding Series B Preferred Stock. This stock was issued in consideration for acting as placement agent for the Series B Preferred Stock. The Registration Rights Agreement grants ESL the right to demand that Venturi register under the Securities Act Common Stock issuable upon conversion of the Series B Preferred Stock. This demand right commences June 30, 1999, and Venturi is obligated to use its best efforts to effect such a registration. Also commencing on June 30, 1999, ESL is entitled to participate in any registration of Common Stock initiated by Venturi.

Venturi also is a party to a Registration Rights Agreement with Entrepreneurial Investors, Ltd. ("EIL"), dated December 31, 1997. Entrepreneurial Investors, Ltd. is the holder of 250,000 shares of Venturi's issued and outstanding Series B Preferred Stock. Together, ESL and EIL own all of the issued and outstanding shares of Venturi's Series B Preferred Stock. The Registration Rights Agreement grants EIL the right to demand that Venturi register under the Securities Act Common Stock issuable upon conversion of the Series B Preferred Stock. This demand right commenced December 31, 1997, and Venturi is obligated to use its best efforts to effect such a registration. Also commencing on December 31, 1997, EIL is entitled to participate in any registration of Common Stock initiated by Venturi.

Venturi is a party to a Business and Financial Advisory Agreement with CDL Capital Corp. (now known as Invest Linc Capital Corp.) (one of the holders of the Series C Preferred Stock), pursuant to which Venturi retained CDL Capital Corp. to serve as its financial advisor. Venturi is obligated to reimburse CDL Capital Corp. for expenses, to pay consulting fees of $200 per hour, and to pay a success fee equal to a percentage of funds raised for Venturi through debt or equity financings. As a retainer, CDL Capital Corp. was paid a fee of warrants to acquire 100,000 shares of Common Stock, at an exercise price of $2.05 per share. The agreement runs for a period of one year from March 10, 1998, the date it was signed.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.


Exhibit No.                         Document
-----------                         --------


3.0               Articles of Incorporation of Venturi Technologies,
                  Inc. (Nevada), as amended (1)
3.1               Bylaws of Venturi Technologies, Inc.(1)
3.2               Amended and Restated Articles of Incorporation of
                  Venturi Technologies, Inc. (Texas) dated 5-23-96 (1)
3.3               Articles of Incorporation of Action Venturi
                  Technology, Inc. dated 8-15-94 (1)
3.4               Bylaws of Action Venturi Technology, Inc.(1)
3.5               Articles of Incorporation of T-Co Manufacturing,
                  Inc. dated 5-8-97(1)
4.0               Specimen Stock Certificate(1)
4.1               Articles of Incorporation of Venturi Technologies,
                  Inc. (Nevada), as amended pp. 4-5 (See above Exhibit
                  3.0)(1)
4.2 Bylaws of Venturi Technologies, Inc., pp. 12-13 (See above Exhibit 3.0)(1)
4.3               Certificate of Designation of Preferences,
                  Limitations, and Relative Rights for Venture
                  Technology Enterprises, Inc. for Series A and Series
                  B Preferred Stock dated 12-24-97(1)
4.4               Action by Unanimous Written Consent of the Board of
                  Directors of Venturi Technologies Inc. Creating
                  Series C Preferred Stock dated 7-98 with Exhibit(1)
4.5               Registration Rights Agreement with Equity Services,
                  Ltd. dated 12-31-97(1)
4.6               Registration Rights Agreement with Entrepreneurial
                  Investors, Ltd. dated 12-31-97(1)
4.7               Lock up Agreement with Equity Services, Ltd. dated
                  12-23-97(1)
4.8               Lock Up Agreement with Invest Linc Emerging Growth
                  Equity Fund I, L.L.C. dated 7-28-98(1)
4.9               Master Equipment Financing Agreement with Sentry
                  Financial Corp. dated 6-18-96(1)
4.10 Master Lease Agreement with Northstar Capital LLC dated 2-17-98(1)
5.0 Opinion Letter of Mackey Price & Williams regarding Legality of Securities dated
                  7-29-98(1)
10.0              Dual Stock Option Plan between Venturi Technology
                  Enterprises, Inc. and its key employees, officers, directors and consultants dated 7-1-97(1)
10.1              Form Incentive Stock Option Agreement between
                  Venturi Technology Enterprises, Inc. and its employees dated 1-1-97(1)
10.2              Form Non-Statutory Stock Option Agreement between
                  Venture Technology Enterprises, Inc. and its consultants dated 7-1-97(1)
10.3              Non-statutory Stock Option Agreement between Venture
                  Technology Enterprises, Inc. and Merril Littlewood dated 7-1-97(1)
10.4              Requirements Agreement with DT Enterprises dated 2-
                  15-96(1)
10.5              Exclusive Use and Purchase Agreement between
                  Primicide, LLC and Venturi Technologies, Inc.(1)
10.6              Placement Agent's Option Certificate with Equity
                  Services, Ltd. dated 6-30-98(1)
10.7              Agreement of Collateral between Gaylord Karren and
                  John Hopkins and HiTek Carpet Care Inc. dated 3-
                  97(1)
10.8              Patent Application Assignment between John M.
                  Hopkins and Venturi Technology Enterprises, Inc.
                  dated 12-22-97(1)
10.9 Patent Application Assignment between Gaylord Karren and Venturi Technology Enterprises, Inc. dated 12-
                  22-97(1)
10.10             Patent Assignment between John M. Hopkins and
                  Venturi Technology Enterprises, Inc. dated
                  12-22-97(1)



10.11             Verified Statement Claiming Small Entity Status by
                  John M. Hopkins dated 3/17/97(1)
10.12             Verified Statement Claiming Small Entity Status by
                  Gaylord Karren dated 3-17-97(1)
10.13             Master Equipment Financing Agreement with Sentry
                  Financial Corp. dated 6-18-96 (See above Exhibit
                  4.9)(1)
10.14             Master Lease Agreement with Northstar
                  Capital LLC dated 1-17-98 (See above Exhibit
                  4.10)(1)
10.15             Warrant Purchase Agreement between Northstar
                  Capital, LLC and Venturi Technology Enterprises,
                  Inc. dated 2-17-98(1)
10.16 Letter from Capital Partners Extending Lease Funding to Venturi Technology Enterprises, Inc. dated
                  5-7-98(1)
10.17             Agreement of Purchase and Sale of Assets between
                  Bill Thomas, d.b.a. T-Co Carpet Cleaning and T-Co
                  Heating Systems, and Venturi Technologies, Inc.
                  dated 3-96(1)
10.18             Agreement of Purchase and Sale of Assets between
                  Michael Shurtliff, d.b.a. Protech Carpet Cleaning and Flood Restoration, and Venturi Technology
                  Enterprises, Inc. dated 3-31-98(1)
10.19             Bill of Sale and Assignment between Michael
                  Shurtliff, d.b.a. Protech Carpet Cleaning and Flood
                  Restoration, and Venturi Technology Enterprises,
                  Inc.(1)
10.20 Liabilities Undertaking between Michael Shurtliff, d.b.a. Protech Carpet Cleaning and Flood
                  Restoration, and Venturi Technology Enterprises,
                  Inc. dated 4-98(1)
10.21             Non-Competition, Confidentiality and Continuity of
                  Business Dealings Undertaking between Michael
                  Shurtliff, d.b.a. Protech Carpet Cleaning and Floor
                  Restoration, and Venturi Technology Enterprises,
                  Inc. dated 4-98(1)
10.22             Agreement of Purchase and Sale of Assets between
                  Reed T. and Lana B. Buley, d.b.a. Complete Carpet
                  Service, and Venturi Technology Enterprises, Inc.
                  dated 4-30-98(1)
10.23             Bill of Sale and Assignment between Reed T. and Lana
                  B. Buley and d.b.a. Complete Carpet Service and
                  Venturi Technology Enterprises, Inc.(1)
10.24             Liabilities Undertaking between Reed T. and Lana B.
                  Buley d.b.a. Complete Carpet Service and Venturi
                  Technology Enterprises, Inc. dated 4-98(1)
10.25             Non-Competition, Confidentiality and Continuity of
                  Business Dealings Undertaking between Reed T. and
                  Lana B. Buley d.b.a. Complete Carpet Service and
                  Venturi Technology Enterprises, Inc. dated 4-98(1)
10.26             Letter of Intent re: Proposed Acquisition by Venturi
                  Technology Enterprises, Inc. of Carpet and
                  Upholstery Cleaning Assets of Daniel M. Levine(1)
10.27             Agreement of Purchase and Sale of Assets between
                  Daniel M. and Kathleen L. Levine, d.b.a. All Valley
                  Carpet, All Valley Carpet & Upholstery and All
                  Valley Restoration Service, and Venturi Technology
                  Enterprises dated 7-3-98(1)
10.28             Bill of Sale and Assignment between Daniel M. and
                  Kathleen L. Levine, d.b.a. All Valley Carpet, All
                  Valley Carpet & Upholstery and All Valley
                  Restoration Service, and Venturi Technology
                  Enterprises, Inc.(1)
10.29 Liabilities Undertaking between Daniel M. Levine, d.b.a. All Valley Carpet, All Valley Carpet &
                  Upholstery and All Valley Restoration Service, and
                  Venturi Technology Enterprises dated 7-3-98(1)
10.30             Non-Competition, Confidentiality and Continuity of
                  Business Dealings Undertaking between Daniel M.
                  Levine and Venturi Technology Enterprises dated 7-3-
                  98(1)
10.31             Agreement of Purchase and Sale of Assets between
                  Video Aire and Venturi Technology Enterprises, Inc.
                  dated 6-30-98(1)
10.32 Letter of Intent re: Proposed Acquisition of Assets between Dirt Free Carpet & Upholstry [sic] Cleaning
                  Inc. and Venturi Technology Enterprises dated
                  6-29-98(1)
10.33 Letter of Intent re: Proposed Acquisition of Assets between Rob Bleyl d.b.a. Disaster Plus and Venturi
                  Technology Enterprises, Inc. dated 7-22-98(1)
10.34             Letter of Intent re: Proposed Acquisition of Duct
                  Cleaning Business of Bob L. Allen dated 7-29-98(1)
10.35             Stock Purchase Agreement between CDL Capital Corp.,
                  CDL Emerging Growth Equity Fund I, L.L.C., Gaylord
                  Karren and John Hopkins, and Venturi Technology
                  Enterprises dated 4-10-98(1)




10.36             Placement Agreement of Venturi Technology
                  Enterprises, Inc. with Equity Services, Ltd. dated
                  12-31-97(1)
10.37             Investor Subscription Agreement of Venturi
                  Technology Enterprises, Inc. with Entrepreneurial
                  Investors, Ltd. dated 12-31-97(1)
10.38 Soliciting Dealer Agreement between Dominion Capital and Venturi Technologies, Inc. dated 8-9-96(1)
10.39             Agreement and Plan of Reorganization of Venturi
                  Technologies, Inc. and HiTek Carpet Care Inc. dated
                  5-15-97(1)
10.40             Stock-for-Stock Reorganization Agreement between
                  HiTek Carpet Care, Inc. and stockholders of Venturi
                  Technologies, Inc. dated  6-9-97(1)
10.41             Promissory Note between HiTek Carpet Care, Inc. and
                  Venturi Technologies, Inc. dated 5-31-97(1)
10.42             Business and Financial Advisory Agreement between
                  CDL Capital Corp. and Venturi Technology
                  Enterprises, Inc. dated 3-10-98(1)
10.43             Application for Certificate of Authority to Transact
                  Business in Texas by Venturi Technology Enterprises,
                  Inc.(1)
10.44             Consent of Combustion Resources, L.L.C. dated
                  September 29, 1988(2)
10.45 Agreement of Purchase and Sale of Assets dated as of August 14, 1998 re Dirt Free
                  Carpet and Upholstery
                  Cleaning, Inc.(2)
10.46             Non-Competition, Confidentiality and Continuity of
                  Business Dealings Undertaking dated as of August 14,
                  1998(2)
10.47             Employment Agreement with Robert Bleyl dated October
                  5, 1998(2)
10.48             Employment Agreement with David J. Bleyl dated
                  October 5, 1998(2)
10.49 Agreement of Purchase and Sale Assets dated as of October 5, 1998 with Disaster Plus corp., Robert D.
                  Bleyl and David J,. Bleyl(2)
23.0 Consent of Child & Company, independent accountants, dated April 13, 1999


------------

(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on August 3, 1998.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on October 19, 1998.


     (b)  REPORTS ON FORM 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           VENTURI TECHNOLOGIES, INC.



Dated: April 14, 1999            By:   /s/Gaylord M. Karren
                                       ---------------------------
                                       Gaylord M. Karren, Chairman of the Board
                                       and Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.

               SIGNATURE                 TITLE                  DATE
               ---------                 -----                  ----



/s/Gaylord M. Karren          Chairman of the Board and         April 14, 1999
-------------------           Chief Executive Officer
Gaylord M. Karren             (Principal Executive Officer)


/s/John M. Hopkins            President and Director            April 14, 1999
------------------
John M. Hopkins


/s/James Stone                Director                          April 14, 1999
--------------
James Stone


/s/Merril L. Littlewood       Chief Financial Officer           April 14, 1999
-----------------------       (Principal Financial and
Merril L. Littlewood          Accounting Officer)


/s/Ronald M. Karren           Secretary                         April 14, 1999
-------------------
Ronald M. Karren

                           VENTURI TECHNOLOGIES, INC.
                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                       WITH REPORT OF INDEPENDENT AUDITORS

                           VENTURI TECHNOLOGIES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997





CONTENTS

Report of Independent Auditors....................................1

Audited Consolidated Financial Statements

Consolidated Balance Sheet........................................2
Consolidated Statements of Operations.............................3
Consolidated Statements of Stockholders' Equity...................4
Consolidated Statements of Cash Flows.............................5
Notes to Consolidated Financial Statements........................6


CHILD & COMPANY
---------------
A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
265 EAST 100 SOUTH, SUITE 300, SALT LAKE CITY, UT 84111

                                        PHONE: (801) 534-0774 FAX: (801)519-9470



                          INDEPENDENT AUDITORS' REPORT



Shareholders and Officers
Venturi Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Venturi Technologies, Inc. as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Venturi Technologies, Inc. as of December 31, 1998, and the consolidated results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

/s/ Child & Company

April 9, 1999

                           VENTURI TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998



ASSETS
Current assets
     Cash and cash equivalents - Note C                                  $   266,931
     Accounts receivable, net of allowance of $27,000
        in 1998                                                              548,449
     Note Receivable - related party  - Note E                                40,024
     Other current assets                                                      2,342
                                                                         -----------
Total current assets                                                                       $   857,796

Fixed assets - Note C
     Capital lease equipment                                                                 1,877,359
     Machinery and equipment                                                                   711,148
     Computer and office equipment                                                             124,464
     Automobiles and trucks                                                                  1,077,938
     Buildings                                                                                 139,000
     Land                                                                                       20,000
                                                                                           -----------
Total fixed assets                                                                           3,949,909
     Less accumulated depreciation                                                          (1,638,300)
                                                                                           -----------
Net fixed assets                                                                             2,311,609
                                                                                           -----------
Deferred tax asset, net of valuation allowance of $837,000 - Note G                          3,182,162

Lease and rent deposits                                                                        115,133
                                                                                           -----------
Total assets                                                                               $ 6,466,700
                                                                                           -----------
                                                                                           -----------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                    $ 1,649,394
     Accrued liabilities - Note J                                            811,970
     Commercial Finance Group - Notes A & B                                  295,239
     Notes payable to stockholders - Note B                                  225,202
     Current portion long term debt and capital leases                       822,113
                                                                         -----------
Total current liabilities                                                                 $ 3,803,918

Long-term liabilities - Note C
     Notes payable - stockholders, net of unamortized discount               316,264
     Capital lease obligations, net of unamortized discount                  338,253
     Notes payable to banks and vehicle finance companies                    176,380
     Notes payable - other                                                    49,787
                                                                         -----------
Total long-term liabilities                                                                   880,684

Commitments and contingencies - Note I
Stockholders' equity - Note D
     Preferred stock, -Series A, B & C $.001 par value,
       cumulative, convertible, 5,000,000 shares
       authorized, 877,255 shares issued and outstanding                                          877
     Common stock, $.001 par value, 20,000,000 shares authorized,
       5,837,361 shares issued and outstanding                                                  5,837
     Additional Paid-in capital                                                             9,698,963
     Retained earnings (deficit)                                                           (7,923,579)
                                                                                          -----------
Total stockholders' equity                                                                  1,782,098
                                                                                          -----------
Total liabilities and stockholders' equity                                                $ 6,466,700
                                                                                          -----------
                                                                                          -----------

                       SEE NOTES TO FINANCIAL STATEMENTS

                           VENTURI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS






                                                              Year ended December 31
                                                             1998              1997
                                                         ------------       ------------
                                                                         (Restated - Note A)

Revenues:
         Carpet cleaning and restoration                 $  6,290,886       $  5,620,914

Expenses:
         Carpet cleaning and restoration costs              3,884,475          2,049,700
         Advertising                                          575,583            490,161
         Other selling, general & administrative            6,590,241          5,465,198
         Depreciation expense                                 494,057            308,889
         Interest                                             854,941            130,038
                                                         ------------       ------------
Total expenses                                             12,399,297          8,443,986
                                                         ------------       ------------

Net (loss) from operations                                 (6,108,411)        (2,823,072)
Other income - interest and gains on sale
         of assets                                             44,450               --
                                                         ------------       ------------

Net (loss) before income tax benefit                       (6,063,961)        (2,823,072)

Income tax benefit                                          3,182,162               --
                                                         ------------       ------------

Net (loss)                                               $ (2,881,799)      $ (2,823,072)
                                                         ------------       ------------

Per share amounts (basic and diluted):

         Net loss from continuing operations before
                income tax benefit                       $      (1.28)      $       (.68)

         Income tax benefit                                       .66               --
                                                         ------------       ------------

         Net (loss)                                      $       (.62)      $       (.68)
                                                         ------------       ------------
                                                         ------------       ------------
Weighted average shares used in computing
         per share amounts                                  4,796,554          4,156,416
                                                         ------------       ------------
                                                         ------------       ------------



                        SEE NOTES TO FINANCIAL STATEMENTS

                           VENTURI TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                                       Preferred Stock     Preferred Stock   Additional    Retained
                                 Common Stock         (Series A, B & C)      Subscription     Paid-in      Earnings
                              Shares      Amount      Shares       Amount     Receivable      Capital      (Deficit)       Total
                            ---------  -----------   -------    -----------   -----------   -----------   -----------   -----------
Balances at
 January 1, 1997            2,670,250  $     2,670    39,560    $        39   $      --     $   760,883   $(1,311,789)  $  (548,197)
 (Restated - Note A)

Common stock issued
 for cash                   1,830,268        1,830                                              839,114                     840,944

Common stock issued in
 lieu of wages and rent        42,235           42                                              151,894                     151,936

Preferred stock issued
 for cash                                            198,850            199      (870,000)    1,118,301                     248,500

Preferred stock issued
 for services and fees                                31,000             31                     154,969                     155,000

Preferred stock dividends
 paid or accrued                                                                                              (54,810)      (54,810)

Compensatory stock
 options at fair market
 value - Note D                                                                               1,396,000                   1,396,000

Normal pre-pooling
 distributions made to
 shareholders of acquired
 entities                                                                                                    (331,207)     (331,207)

Net loss                                                                                                   (2,823,072)   (2,823,072)
                            ---------  -----------   -------    -----------   -----------   -----------   -----------   -----------
Balances at
  December 31, 1997         4,452,753  $     4,542   269,410    $       269   $  (870,000)  $ 4,421,161   $(4,520,878)  $  (964,906)
                            ---------  -----------   -------    -----------   -----------   -----------   -----------   -----------
                            ---------  -----------   -------    -----------   -----------   -----------   -----------   -----------





                        SEE NOTES TO FINANCIAL STATEMENTS

                           VENTURI TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED DECEMBER 31, 1998



                                                        Preferred Stock     Preferred Stock  Additional    Retained
                                      Common Stock      (Series A, B & C)    Subscription     Paid-in      Earnings
                                 Shares        Amount   Shares     Amount     Receivable      Capital      (Deficit)       Total
                                ---------    ---------  -------   --------   ------------   -----------   -----------   -----------
Balances at
     January 1, 1998            4,542,753    $   4,542  269,410   $    269   $  (870,000)   $ 4,421,161   $(4,520,878)  $  (964,906)

Common stock issued
     for cash                     908,468          908                                          421,097                     422,005

Compensatory stock
     options at fair value
     - Note D                                                                                   767,920                     767,920

Common stock issued
     in lieu of interest           21,600           22                                           75,578                      75,600

Common stock issued
     for consulting services,
     fees and wages               155,720          156                                          544,844                     545,000

Common stock issued
     upon conversion of
     warrants                     208,820          209                                          104,201                     104,410

Proceeds received for
     preferred shares
     subscribed                                                                  870,000                                    870,000

Series B preferred stock
     issued for cash                                     47,747          48                     879,897                     879,945

Series B preferred stock
     issued for fees                                      7,253           7                     145,048                     145,055

Series A preferred stock
     dividends paid or
     accrued                                                                                                  (64,410)      (64,410)

Series C preferred stock
     issued for cash                                    480,975         481                                   985,519       986,000

Series C preferred stock
     issued for fees                                     71,870          72                                   147,262       147,334

Warrants issued with
     lease line                                                                               1,137,750                   1,137,750

Warrants issued for
     legal and consulting
     fees at fair value                                                                          68,686                      68,686

Normal pre-pooling
     distributions made
     to shareholders of
     acquired entities                                                                                       (456,492)     (456,492)

Net loss                                                                                                   (2,881,799)   (2,881,799)
                                ---------    ---------  -------   --------   ------------   -----------   -----------   -----------
Balances at
       December 31, 1998        5,837,361    $   5,837  877,255   $    877   $      --      $ 9,698,963   $(7,923,579)  $ 1,782,098
                                ---------    ---------  -------   --------   ------------   -----------   -----------   -----------
                                ---------    ---------  -------   --------   ------------   -----------   -----------   -----------


                        SEE NOTES TO FINANCIAL STATEMENTS

                           VENTURI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                          Year ended December 31
                                                                                           1998              1997
                                                                                        -----------       -----------
                                                                                                       (Restated - Note A)
CASH FLOWS FROM OPERATING ACTIVITIES
              Net loss                                                                  $(2,881,799)      $(2,823,072)
              Adjustments to reconcile net loss to net cash used in operating activities:
                       (Gain) loss on disposal of property                                   38,261           (82,228)
                       Preferred stock issued for services and fees                         292,389           155,000
                       Common stock issued in lieu of wages, rent, interest, and fees       725,010           151,936
                       Compensatory options and warrants                                    836,606         1,396,000
                       Depreciation and amortization                                        494,057           308,889
                       Amortization of debt discount                                        466,562                --
                       Changes in operating assets and liabilities:
                                Accounts receivable                                        (425,910)           (2,263)
                                Other current assets                                         21,101               920
                                Lease and rent deposits                                    (115,133)               --
                                Accounts payable and accrued liabilities                  1,711,520           276,596
                                Checks drawn in excess of bank balance                      (28,950)            8,254
                                Deferred taxes, net of valuation allowance               (3,182,162)               --
                                                                                        -----------       -----------
                  NET CASH USED IN OPERATING ACTIVITIES                                  (2,048,448)         (609,968)
CASH FLOWS FROM INVESTING ACTIVITIES
              Note receivable - related party                                               (40,024)               --
              Purchases of equipment and other fixed assets                                (274,599)         (429,760)
              Proceeds from the sale of fixed assets                                        120,250                --
                                                                                        -----------       -----------
                  NET CASH USED IN INVESTING ACTIVITIES                                    (194,373)         (429,760)
CASH FLOWS FROM FINANCING ACTIVITIES
              Net proceeds from bank line-of-credit                                         (29,804)              605
              Proceeds from notes payable to stockholders                                    65,600           229,265
              Payments on notes payable and capital lease obligations                      (486,681)         (146,485)
              Payments on notes payable to stockholders                                    (261,117)          (33,887)
              Payments on notes payable to employees                                             --            (8,800)
              Issuances of common stock for cash                                            422,005           840,944
              Issuances of preferred stock for cash                                       1,865,945           248,500
              Proceeds from preferred stock subscribed                                      870,000                --
              Payment of cash dividends on preferred stock                                  (25,110)          (36,893)
                                                                                        -----------       -----------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                   2,420,838         1,093,249
                                                                                        -----------       -----------
NET INCREASE (DECREASE) IN CASH                                                             178,017            53,521
Cash at Beginning of Year                                                                    88,914            35,393
                                                                                        -----------       -----------
CASH AT END OF YEAR                                                                     $   266,931       $    88,914
                                                                                        -----------       -----------
                                                                                        -----------       -----------

SUPPLEMENTAL DISCLOSURES
Schedule of non-cash investing and financing activities:
              Warrants issued for lease line - unamortized debt discount                $ 1,137,750       $      --
              Notes payable and capital lease obligations entered into
                       to acquire equipment and other fixed assets                      $ 1,426,437       $   221,746
Preferred stock dividends accrued but not paid                                          $    39,300       $    17,917
Reduction of notes payable via sale of property                                                  --       $   140,000
              Subscription receivable                                                   $        --       $   870,000
              Cash interest paid                                                        $   327,714       $   103,150



                        SEE NOTES TO FINANCIAL STATEMENTS

                           VENTURI TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY

The summary of significant accounting policies of Venturi Technologies, Inc. (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

BUSINESS ACTIVITY

Venturi Technologies, Inc. (the Company, formerly HiTek Carpet Care, Inc.) was formed on January 30, 1997 in Nevada for the purpose of acquiring carpet cleaning and damage restoration service companies. The formation was effected with the issuance of 1,500,000 shares of common stock for $150,000. On June 30, 1997, the Company entered into a stock-for-stock agreement and plan of reorganization between HiTek Carpet Care, Inc. (HiTek) and Venturi Technologies, Inc. (Venturi). The combined company's business purpose is to provide carpet cleaning and flood damage restoration services for residential, commercial and multi-family locations throughout the U.S. Pursuant to the stock-for-stock exchange agreement, HiTek issued 2,807,714 additional shares of its common stock in exchange for all outstanding common shares of Venturi. Also, as part of the exchange, HiTek issued 64,410 shares of its Series A preferred, $.001 par value, 10% cumulative, convertible, and voting stock for all 64,410 shares of Venturi preferred, no par value cumulative convertible non-voting stock. As a result of the exchange, the former Venturi shareholders attained ownership and voting control over the combined entity equal to approximately 66% and Venturi became a wholly-owned subsidiary of HiTek. Accordingly, the combination has been accounted for as a reverse stock-for-stock acquisition under the purchase method of accounting. Substantially all of the business activities and purposes of Venturi have continued. Concurrent with the exchange, HiTek changed its name to Venturi Technologies, Inc.

Prior to June 30, 1997, the only transactions of HiTek were related to organizational and start up activities and only immaterial liabilities existed. Accordingly, the financial statements present the historical financial position and results of operations and retained earnings of Venturi and no goodwill has been recorded. In what is regarded as a recapitalization, the historical stockholders equity of Venturi has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to differences in par value. Costs associated with the business combination have been charged to operations of the combined entity (Venturi Technologies, Inc.).

Venturi was organized and began business in 1992. Prior to, and since the acquisition, Venturi had obtained its growth through a series of mergers with companies engaged in substantially the same business. Accordingly, the Company's consolidated financial statements include not only those of HiTek but also the operations of the combined entities. All inter-company transactions have been eliminated in consolidation.


The names of the entities combined with Venturi during 1997 and 1998 and the dates combined are as follows (all entities combined are engaged in carpet cleaning and flood damage restoration):

     o Complete Carpet Service - a sole proprietorship located in Dallas, Texas. The acquisition took place in April, 1998.

                           VENTURI TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY
     (CONTINUED)

     o Pro Tech Carpet Cleaning and Flood Restoration - a partnership located in Riverton, Utah. The acquisition took place in March, 1998.

     o Disaster Plus Corporation - an S-corporation located in Lindon, Utah. The acquisition took place in October, 1998.

     o Dirt Free Carpet Cleaning and Upholstery, Inc. - an S- corporation located in Houston, Texas. The acquisition took place in September, 1998.

     o All Valley Carpet and Upholstery - a sole proprietorship located in Lancaster, California. The acquisition took place in June, 1998.

     o Top Gun Carpet Cleaning, Inc. - an S-corporation located in Santa Rosa, California. The acquisition took place in October, 1998.

     o Flohr, Inc. doing business as Magic Touch Carpet and Furniture Cleaning - an S-corporation located in Midvale, Utah. The acquisition took place in December, 1998.

A total of 87,632 shares of $.001 par value common stock have been issued in connection with the combinations. No combinations occurred in 1997.

Results of operations of the previously separate enterprises for the period prior to the mergers are summarized as follows:


                                   1998         1997
                                   ----         ----
Revenues                        $2,414,898   $3,460,651
Net Income                      $  295,641   $  339,382
Pre-combination distributions   $  456,492   $  331,207


These mergers have been treated as pooling-of-interest business combinations wherein the operating results of each combined entity have been included in the financial statements as though the enterprises had been combined as of the beginning of each year presented. The combined enterprise has recorded assets and liabilities in conformity with generally accepted accounting principles. Accordingly, 1997 and 1998 revenues and expenses have been restated to reflect results of the combined entities as if the combinations had occurred at January 1, 1997. Expenses related to the mergers have been deducted from resulting net income.

There were no adjustments to net assets of any of the combined enterprises to comply with or adopt the same accounting principles or the same fiscal years. Under the pooling-of-interests method of accounting the retained earning accounts of all enterprises have been combined.

                           VENTURI TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY
     (CONTINUED)


REVENUE RECOGNITION

The Company records revenues as services are performed and as the customer is billed or payment received. Refunds and allowances are not material.

Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with a maturity of three months or less to be cash equivalents.

FIXED ASSETS

Depreciable fixed assets are stated at cost and depreciated using the straight-line method based on estimated useful lives. Amortization of assets under capital leases has been included in depreciation expense.

ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities as well as footnote disclosures included in the financial statements. Significant estimates relating to debt issuance costs (see note D), allowances for bad debts, income taxes (see note
G), and compensatory stock options (see Note D) have been included in the financial statements. Actual amounts could differ from those reported.

ADVERTISING COSTS

The Company expenses the costs of advertising as incurred. Advertising expenses aggregated $575,583 in 1998, and $490,161 in 1997.

TAXES BASED ON INCOME

Deferred taxes are provided for items recognized in different periods for financial and tax reporting purposes in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes.

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during the periods presented.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No 128, Earnings Per Share. The Statement simplifies the standards for computing earnings per share ("EPS"), and requires the presentation of both basic and diluted EPS on the face of the statement of earnings with supplementary disclosures. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has adopted the provisions

                           VENTURI TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY
     (CONTINUED)

of SFAS no. 128 in its 1998 and 1997 financial statements. A reconciliation of factors entering into the computation of basic versus diluted earnings per-share is not necessary due to the anti-dilutive effect of any potential common shares on net loss per share.

LONG-LIVED ASSETS

In 1996, the Company adopted SFAS 121, Accounting for the impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations or that are expected to be generated by those assets that are less than the carrying value of the assets. There were no impairment losses recorded in 1998 or 1997 as the result of adopting SFAS 121.

STOCK OPTIONS

In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation. Under SFAS 123, the Company has recorded compensation expense with respect to the issuance of certain compensatory non-qualified options and warrants (see Note D). In addition, the Company has made certain other disclosures under SFAS 123 regarding pro-forma net loss and net loss per share amounts using the fair value method of valuing compensatory stock options and warrants. The Company has also recorded various other expenses related to the issuance of warrants and options to non-employees using the fair value method required by SFAS 123.

RECENTLY ISSUED PRONOUNCEMENTS

In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income. The Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS 130 during the first quarter of 1998, though its impact was insignificant.

In June 1997, the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The Statement requires public business enterprises to report certain information about operation of segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS 131 in 1998, but its impact is insignificant as management feels that only one operating segment exists within the company. This segment is evaluated company-wide by management for internal reporting purposes. The Company has no overseas customers.

CREDIT RISK

The Company's customers include individuals and companies that may be affected by changing economic conditions.

                           VENTURI TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY
     (CONTINUED)

During 1997, the Company "sold" its accounts receivable to a factoring company which paid up to 80% of current receivables and retained 16% of current receivables sold in reserve against future bad debts. The factoring company also charged a fee of 4% to 8% of receivables submitted. The Company was at risk for receivables that had been sold but not collected. In 1998, the Company settled its obligations with the factoring company and entered into a new financing agreement with the same company. Under the new agreement, the Company receives a specified funding amount under a $300,000 line of credit arrangement based on "eligible accounts receivable" which is determined by the financing company once the monthly aging is submitted. The line of credit uses the receivables as collateral and the financing company may collect on the receivables directly as needed, to maintain adequate "loan to value". Annual interest is compounded daily at 12% (see note B). In addition, the financing company holds out commissions and other fees from the monthly proceeds. The Company feels it has adequately reserved for doubtful accounts receivable.

The Company does not routinely maintain cash balances at banking institutions in excess of federally insured amounts. In addition, the company's customers are made up of many very small accounts which are spread throughout the country and are not confined to any one particular region.

RECLASSIFICATION

Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

B.   NOTES PAYABLE

Short-term notes payable and the carrying value of collateral at December 31, 1998 is as follows:


                                                    Net Carrying Value  Note Balance at
                                                       of Collateral   December 31, 1998
                                                       -------------   -----------------
Notes payable to shareholders, no stated
         interest due on demand, unsecured                 $   --           $225,202
Line-of-credit - $300,000 limit, 12% stated
         interest rate excluding fees.  Secured by
         accounts receivable                                548,449          295,239
                                                       -------------   -----------------
                                                           $548,449         $520,441
                                                       -------------   -----------------
                                                       -------------   -----------------

The weighted average interest rate for short-term notes during 1998 was 8.45% and at year-end was 7.72%. The maximum amount outstanding at any month end was $581,529 and the weighted average amount outstanding during 1998 was $401,499.

                           VENTURI TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


C.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS


                                                                                  Net Carrying Value   Note Balance at
                                                                                     of Collateral     December 31, 1998
                                                                                     -------------     -----------------

Notes payable to shareholders, interest from
         9.4% to 17.11%, monthly payments of
         $300 to $2,500, unsecured, due dates -
         1999 through March 2027                                                     $      --         $   471,209

Notes payable to banks, interest ranging from 9.25% to 14.95%, due dates ranging from 1999 to 2013, monthly payments ranging from $361 to $975,
         secured by vehicles, equipment and real estate                                  324,303           142,445

Notes payable to vehicle finance companies, interest ranging from 3.9% to 16%
         per annum, payments from $230 to $3,649 per month, due dates - 1999 to
         2002, secured by vehicles                                                       339,010           170,595

Notes payable to individuals, interest at 12%
         per annum, payment at $677 per month,
         due 2011, collateralized by real estate                                          56,095            52,031


Note payable to bank, guaranteed by the Small Business Administration,
         11.25% per annum, monthly payments of $1,298, collateralized by
         certain buildings and equipment, due 2112                                       168,552            33,779


Capital lease obligations, for vehicles effective interest of 12% to 35.29% per annum, monthly payments of $72 to $8,056, lease terms of 24 to 60
         months, ending in 2003 (Note I)                                               1,474,103         1,483,440

Unamortized debt discount arising from the
         issuance of detachable warrants and shares
         with notes payable to shareholders and capital leases (see Note D), amortized over the lives of the obligations using implicit
         rates ranging from 12% to 32%                                                        --          (650,702)
                                                                                     -----------         ---------
                                                                                     $ 2,362,063         1,702,797
                                                                                     -----------
                                                                                     -----------
         Less current portion                                                                             (822,113)
                                                                                                         ---------
                                                                                                       $   880,684
                                                                                                         ---------
                                                                                                         ---------


                           VENTURI TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


C.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

Future minimum lease payments of capital lease obligations for the five years succeeding December 31, 1998 are as follows:



                          1999        $     535,092
                          2000              456,734
                          2001              290,268
                          2002               94,933
                          2003              106,404


Maturities of long-term debt (excluding capital leases) for the five years succeeding December 31, 1998 are $287,021 in 1999, $49,200 in 2000, $24,962 in
2001, $126,868 in 2002, $59,592 and $322,416 thereafter.

D.   SHAREHOLDERS' EQUITY

The Company has issued 700,866 shares of its no-par common stock to two of its key officers in lieu of interest for two loans with the Company totaling $154,975 (see note C). The loans have no stated term but are expected to be repaid within five years. The Company originally recorded unamortized debt discount totaling $97,446 related to the issuance equal to the value of the shares issued in lieu of interest. The average issuance price of shares issued through the date of the loans was used in the computation of the value of the shares issued. Unamortized debt discount costs are amortized over the remaining five years, assuming an interest rate of 12 1/4% per annum, and have been offset against the face value of the underlying debt.

The Company has reserved 1,500,000 shares of common stock for adoption of an incentive stock option plan for its employees. The options vest immediately and expire within 10 years of the date of grant (2006). As of December 31, 1998, and 1997, 470,007 options had been granted under this plan at an option price of $2.40 per share. The Company has reserved 1,000,000 shares of common stock for the adoption of a non-qualified stock option plan. In July, 1997, 400,000 non-qualified compensatory options were granted under this plan, with immediate vesting, exercisable for up to ten years, at $.01 per share. Accordingly, the Company recorded compensation expense of $1,396,000 for the fair value of the options ($3.50 per share) at the date of grant using the method of accounting permitted under SFAS statement 123 (FAS 123) - Accounting for Stock Based Compensation. In June 1998, the Company granted another 208,000 options to executive officers with the same terms. The Company recorded compensation expense of $725,920 under FAS 123, in 1998.

The Company has issued other common stock options and warrants throughout 1998 for various services and benefits which were considered compensatory. The number of options and warrants granted, as well as types and amounts of services and costs incurred are as follows.

o Combustion Resources - 20,000 options exercisable at $2.40 per share through June of 2001. Research and development expenses of $42,000 equal to the computed fair value of the options, were recorded. No other research expenses were incurred.

                           VENTURI TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


D.   SHAREHOLDERS' EQUITY (CONTINUED)

     o Capital Partners - 18,274 warrants exercisable at $2.50 per share through July of 2001. Consulting expenses of $14,436 was recorded for the fair value of the warrants.

     o Meyer Hendricks - 175, 000 warrants exercisable at $2.50 per share through November of 2001. Legal fees of $54,250 were recorded for the fair value of the warrants.

     o Franklin Funding and Northstar Capital - 388,820 warrants exercisable at $.50 per share and 25,000 warrants exercisable at $2.00 per share through February 2008. The warrants were issued as part of the Company's vehicle lease line commitment for $3,000,000 (see note C). Accordingly, the value of the warrants totaling $1,138,000 was recorded as debt discount and offset against the underlying liability in accordance with Accounting Principles Board (APB) 14 - "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". The Company amortized the discount over the life of each phase of the lease which is three years using the interest rate method. The amortization has been recorded as interest expense. In December, 1998, Franklin Funding exercised 208,820 of the $.50 per share warrants for no cash consideration in return for other concessions related to the lease line.

As permitted by SFAS 123, the Company used the Black-Scholls method of computing the fair value of options and warrants at the date of grant. The weighted average risk-free interest rate used to estimate the fair value ranged from 5.01% to 5.15% with no expected dividends. Stock prices for sixty-one different dates ranging both before and after grant dates were used in measuring volatility.

The weighted average exercise prices for compensatory options outstanding at December 31, 1998 and 1997 were $1.30 per share and $1.52 per share, respectively. The weighted average exercise prices for options granted during 1998 is $1.75 per share. The weighted average fair value of options granted below the market value of company stock at the grant date is $3.37 per share. The weighted average fair value of compensatory warrants was $2.97 per share in 1998.

All options granted are exercisable. There were no options or warrants granted in which the exercise price exceeded the fair value of stock at the date of grant.

In 1996, the Company had granted 83,333 warrants for the purchase of common stock to an equipment lessor at an exercise price of $2.40 per share as part of its lease agreement. These warrants may be exercised within one year from the date of first funding and expire in 2006. No services were rendered as consideration for these warrants. In addition, the Company has issued warrants for the purchase of 5,000 shares of common stock to a soliciting dealer in consideration for services rendered in connection with the offering of Series A Preferred Stock outlined below. The warrants entitle the holder to acquire common stock for $5.00 per share exercisable before June, 2002. The value of these warrants at the date of grant was estimated to be approximately $2,400.

On June 30, 1997, the Company commenced a private placement offering for 142,857 shares of common stock at $3.50 per share. The offering expired on December 31, 1997. Under the terms of the offering,

                           VENTURI TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


D.   SHAREHOLDERS' EQUITY (CONTINUED)

each share was entitled to a warrant for the purchase of one share of common stock at $6.00 per share, exercisable before July, 2000. At December 31, 1997, 88,409 warrants were granted under the offering.

As of December 31, 1997, the Company had issued 64,410 shares of 10%, $.001 par value, cumulative, convertible Series A Preferred Stock as part of a 150,000 share offering at $10.00 per share. The preferred shares are convertible at any time to common stock at a rate of one to 1.093585771. The preferred shares carry voting rights. The shares carry liquidation preferences at $10.00 per share plus an amount equal to all accumulated and unpaid dividends. The Company has the option to call the Series A Preferred Stock for redemption at any time. The price to the holders of the Series A Preferred Stock by Venturi for any such redemption shall equal $11.00 per share plus any accrued or unpaid dividends to the date of the call for redemption. Such redemption price shall, at the option of the holder of the shares, either be paid in cash or in common stock at a conversion rate of 1.093585771 of common stock for each share of Series A Preferred Stock. Holders of the Series A Preferred Stock are entitled to receive, when declared by the Board of Directors, cumulative cash dividends of $1.00 per share annually, in priority to common stock dividends. The Company declared cash dividends for the Series A preferred shareholders of $64,410 in 1998. During 1998, the Company paid dividends of $25,110. At December 31, 1998, the Company was obligated for preferred stock dividends in arrears totaling $57,218. As of December 31, 1997, the Company had paid $36,892 in preferred dividends and was obligated for $17,918 in preferred dividends in arrears, representing a total of $54,810 in preferred dividends declared in 1997. Accordingly, these amounts were used in arriving at income available to common shareholders in computing earnings per share. The Company has the option to call the Series A Preferred Stock for redemption at any time at a redemption price of $11.00 per share plus any unpaid dividends. The redemption may be paid in cash or converted to common stock at a conversion rate of one share of common stock for each share of preferred stock, at the option of the holder. Each share of preferred stock includes a warrant to acquire one share of common stock for $5.00 exercisable before June, 2002.

In December 1997, the Company commenced a private placement of 300,000 shares of 6% Series B, cumulative, convertible Preferred Stock (315,000 shares authorized) to Entrepreneurial Investors, Ltd. (EIL). The placement took place as follows:

          o Phase I for 200,000 shares at $5.00 per share on or before December 31, 1997.

          o Phase II for 50,000 shares at $20.00 per share or before March 31, 1998.

          o Phase III for 50,000 shares at $20.00 per share did not occur in 1998, as planned. The Company has sought and obtained other sources of funding to replace this funding.

The shares bear rights to a cumulative dividend of 6% per annum, when ,and as, declared by the board of directors payable on a quarterly basis with shares of common stock based on the 30 day average closing bid price of the common stock prior to the declared dividend date. As of December 31, 1998 and 1997, the Company had not paid and was not obligated for any Series B preferred dividends. Each share of preferred stock is convertible into five shares of common stock. The shares carry liquidation preferences of $10.00 per share plus all accumulated and unpaid dividends. Under phases I and II of the offering, the Company received a total of $1,750,000 as consideration for issuing 250,000 shares of Series B preferred

                           VENTURI TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


D.   SHAREHOLDERS' EQUITY (CONTINUED)

stock, with $250,000 of the proceeds used to pay commissions, legal fees and expenses of Equity Services, Ltd (ESL).

Concurrent with each phase of the offering, the Company issued 5,000 additional shares at $5.00 per share to ESL as additional payment of fees and expenses. In each of 1997 and 1998, 5000 shares were issued to ESL for these services which have been charged to operations.

As part of the offering, the Company has agreed to grant 50,000 options to EIL, and 5,000 options to ESL to acquire common stock upon the completion of each phase of the offering at an option price of $3.50 per share, exercisable in five years.

In April, 1998, the Company commenced a private placement for 1,609,756 shares of 6% Series C cumulative, convertible, non-voting preferred stock at $2.05 per share for a total of $3,300,000. The preferred stock has a par value of $.001 per share and bears the right to cumulative annual dividends when, and as, declared by the Board of Directors, payable quarterly in cash or in the equivalent number of restricted common shares of the Company (at $2.05 share). The Series C preferred stock is convertible into common stock at the rate of one share preferred to one share common. Consistent with the other classes of preferred stock, the Series C preferred shares carry liquidation rights equal to the issuance price of $2.05 per share plus accrued or unpaid dividends.

As of December 31, 1998, the Company had raised a total of $1,133,334 for 552,845 shares issued. After payment of $147,334 in financial advisory fees and "success" fees, the Company received net proceeds of $986,000. As of December 31, 1998, the Company granted 520,325 options for the purchase of common stock at $2.05 per share exercisable through December of 1999. In addition, warrants for an additional 268,293 shares of common stock were issued at a strike price of $2.05 per share exercisable through April, 2003. If the Series C preferred shareholders exercise these options and warrants, they will be granted warrants to acquire an additional 268,293 share of common stock at the $2.05 per share strike price resulting in the total placement of 1,609,756 equivalent common shares.

The Company has not declared, nor paid any common stock dividends for 1998 or 1997. The Company also has not declared nor paid any Series B or Series C preferred dividends. The options, warrants, and convertible preferred stock instruments mentioned above are all securities potentially dilutive in future periods and were not included in the computation of earnings per share in 1998 and 1997 because they are considered anti-dilutive in periods when the Company reports losses from continuing operations. Subsequent to year-end, the Company has issued additional shares of common and preferred stock (see Note H).

E.   RELATED PARTY TRANSACTIONS

The Company has entered into several notes payable with officers and shareholders of the Company. The amounts and terms of these notes are disclosed in Note C.

At December 31, 1997, the Company had accrued management fees to certain officers and shareholders

                           VENTURI TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

E.       RELATED PARTY TRANSACTIONS (CONTINUED)

of the Company of $54,952. The Company paid management fees of $184,598 in 1998 and $137,048 in 1997 to these officers or to entities owned principally by them. These fees were for services rendered by the officers in lieu of wages and, in some cases, the fees were paid to the same officers owed under notes payable outlined in Note C. The Company has also performed minor carpet cleaning services for these companies at prices commensurate with its pricing system for other customers.

In 1998 and 1997, the Company paid $45,745 and $39,628 respectively, in fees and relocation expenses to an accounting firm which is owned by an officer and shareholder of the Company. At December 31, 1998, the Company still owed this firm $48,243.

The Company has loaned $40,024 to a company owned principally by two executive officers and major shareholders of the Company. The note receivable bears interest at 8% per annum and is payable upon demand any time after March 1, 1999. The Company also paid rent in 1997 of $24,500 with 7,000 shares of the Company's common stock. This shareholder was paid a total of $48,000 in cash and common stock in 1997 for facilities used by the Company. In 1997, the Company paid $3,400 in commissions to a shareholder who brokered a significant vehicle lease agreement for the Company. The Company also paid $15,000 to a shareholder for a research study of the Company's carpet cleaning solution.

During 1998, the Company issued shares to various individuals and entities who were existing shareholders for interest, wages, and consulting as shown on the statement of shareholder's equity. During 1997, the Company's president opened a personal checking account which was used to pay certain business expenses of the Company. Some company funds were deposited into this account to cover these expenses. As of December 31, 1997, the Company was owed approximately $18,000 from its president for excess funds deposited into the account.

F.   COMPANY OPERATIONS AND GOING CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has incurred net pre-tax losses of $6,063,961 for the year ended December 31, 1998 and $2,823,072 for the year ended December 31, 1997. As of December 31, 1998, the Company reported a retained earnings deficit of $7,923,579. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. However, management has consistently shown the ability to raise capital through debt and equity financing. Throughout 1997 and 1998, and since year-end, management has continued to follow through on its plans to raise the necessary capital to fund operations and repay its current obligations. As discussed in notes G and H, the Company has entered into negotiations for several agreements to raise capital and secure additional market share. The Company also plans to continue its strategy of acquiring profitable carpet cleaning and damage restoration companies to meet the demand that management expects to face as a result of its exclusive service arrangement with a large carpet manufacturer. To date, the Company has been negotiating with several of these "targets" and expects to close agreements with several of these in 1999. The anticipated financing in 1999 under agreements that are currently being negotiated is expected to fund operations and meet the Company's current obligations through the end of 1999. Accordingly, in spite of the Company's historical losses, management believes that significant doubt about the Company's ability to continue as a going concern is mitigated.

                           VENTURI TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


G.   INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements to give effect to the resulting temporary differences which arise primarily for differences in accounting methods, the basis of fixed assets, and depreciation methods based on the income taxes expected to be payable in future years. Tax credits (if any) are accounted for by the flow-through method as a reduction of the current income tax provision.

Income tax expense (benefit) for 1998 consists of:


                          Current        Deferred          Total
                          -------        --------          -----
Federal                 $    --       $(2,969,806)      $(2,969,806)
State                   $    --          (212,356)         (212,356)
                        --------      -----------       -----------
         Total          $    --       $(3,182,162)      $(3,182,162)
                        --------      -----------       -----------
                        --------      -----------       -----------

Components of deferred tax expense (benefit) consists of:



                                          Year Ended December 31
                                            1998              1997
                                       -----------       -----------
Debt discount amortization             $  (168,263)      $      --
Stock based compensation                  (313,727)         (523,500)
Net operating loss                      (3,537,172)       (1,114,561)
Valuation allowance                        837,000         1,638,061
                                       -----------       -----------
         Net deferred tax benefit      $(3,182,162)      $      --
                                       -----------       -----------
                                       -----------       -----------


Reconciliation of taxes at the federal statutory rate to income tax benefit:


                                                             Year Ended December 31
                                                              1998              1997
                                                          -----------       -----------
Tax benefit computed at the federal income tax
   rate of 35%                                            $(2,122,387)      $  (988,075)
State tax benefit, net of valuation allowance                (212,356)             --
Income of enterprises passed through to shareholders
   in periods prior to combination                           (103,474)         (118,784)
Other                                                           3,500           (22,436)
Increase (decrease) in valuation allowance                   (747,445)        1,129,295
                                                          -----------       -----------
         Net benefit                                      $ 3,182,162       $      --
                                                          -----------       -----------
                                                          -----------       -----------


The Company has adopted the provisions of Financial Accounting Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial operating and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and

                           VENTURI TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


G.   INCOME TAXES (CONTINUED)

laws that will be in effect when the differences are expected to reverse.

There was no significant provision for federal or state income taxes for 1997 as the Company had incurred significant operating losses and there was no assurance that the Company would realize the benefit of the resulting net operating loss carryforwards.

Accordingly due to the uncertainties surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company had placed a valuation allowance against its otherwise recognizable deferred tax assets. The valuation allowance increased by approximately $1,138,000 during the year ended December 31, 1997. The increase in the valuation allowance was due to the increase in the net operating loss carry forward.

Since 1997, however, management has evaluated its ability to raise funds in the capital markets and to secure lease and debt financing (see note E) and is of the opinion that the Company has the ability, more likely than not, of realizing the benefits of the net operating loss carryforwards within the permitted tax carryforward period of 20 years. The Company's management has come to this conclusion as the result of negotiations that have take place before year end with a large multinational carpet manufacturer that has agreed to provide funding to the Company for $3,000,000 under a Series D preferred stock agreement (see notes F and H). As part of the negotiations, the carpet manufacturer has agreed to require all of its dealers throughout the United States to use the Venturi system, thus providing the Company with access to markets that it currently does not have access to. Management is of the opinion that its strategy of acquiring profitable companies with shares of its common stock combined with its access to markets under the exclusive arrangement with the manufacturer will enable it to realize taxable income sufficient to utilize the net operating loss carryforwards. Accordingly, the valuation allowance has been reduced from $1,638,000 to $837,000.

Certain deferred tax assets arising form temporary differences relating to non-qualified compensatory stock options and warrants have been recorded, but a valuation allowance of $837,000 has been placed against them due to the continued uncertainty as to the eventual share price at which they may be exercised. Because the deferred tax assets relate to net operating loss carryforwards which the Company doesn't expect to realize in the next twelve months, they have been classified as long-term.

The amount of deferred tax assets along with the offsetting valuation allowances are significant estimates in which it is reasonably possible that the effect on the financial statements will change in the near term due to the fact that agreements mentioned in the forgoing paragraph may be rescinded at some future date.

Future net operating loss carry-forwards may be limited by the provisions of IRC
Section 382, which potentially limits the use of net operating losses after a significant change in ownership of an entity occurs.

Current tax benefit for 1998 and 1997 does not include the tax effects of entities combined prior to date of consummation which were S-Corporations, partnerships, or sole proprietorships through the date of combination with the Company. Accordingly, taxable income prior to this date will be taxed to the former shareholders of these entities. Net operating loss carryforwards of $8,036,458 will expire in 2011 through 2013.

                           VENTURI TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

H.   SUBSEQUENT EVENTS

Subsequent to year-end the Company issued 2,727,270 shares of common stock for cash of $981,000 and continues to pursue opportunities to obtain funding with the issuance of additional shares. Shares for services and in lieu of interest have also been issued.

The Company has entered into negotiations with a large multinational carpet manufacturer for the purchase of 2,150,000 shares of Series D preferred stock for $3,000,000. Discussions with company legal counsel and with company management indicated that the agreement is likely to be signed in April, 1999 and as part of its provisions will include an exclusive service agreement whereby Venturi will provide the carpet cleaning and maintenance services for all of the manufacturer's dealers across the country.

On March 16, 1999, the Company signed a letter of intent with a group of foreign investors for the issuance of 1,052,632 shares of common stock for $2,000,000.

Had each of the forgoing events occurred in 1998, the number of common and preferred shares outstanding at December 31, 1998 would have changed materially.

I.   LEASE COMMITMENTS AND CONTINGENCIES

The Company leases vehicles, which are recorded in the financial statements as capitalized leases (see Note C). Total amortization of leased vehicles included in depreciation expense is $242,241 for 1998 and $58,320 for 1997.

The Company also leases office space and certain equipment under cancelable and non-cancelable lease arrangements accounted for as operating leases. Rent expense under non-cancelable leases was $82,903 in 1998 and $83,820 in 1997. Future minimum payments under non-cancelable lease arrangements for the next five years are as follows: $118,558 in 1999, $118,558 in 2000, and $45,991 in
2001.

The Company is currently defending a lawsuit brought by owners of a once prospective merger candidate. The plaintiffs are asserting damages of $2,500,000 for violation of Texas Securities laws. As of the date of this report, the Company has not answered the plaintiff's complaint, but intends to do so and to vigorously pursue a counterclaim against the plaintiff for misrepresentations made to induce the Company to acquire the plaintiffs company. Both the Company's management and its legal counsel believe the plaintiff will not recover a material judgement against the Company.

The Company is also defending an action brought by a temporary staffing service seeking $51,000 in damages for personal services. The Company is disputing the amounts claimed, but management believes an unfavorable outcome would not have a material impact on its financial statements.

J.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Included in accrued liabilities are sales tax obligations totalling $102,739, accrued wages and salaries of $135,235, and payroll taxes payable of $386,333, a portion of which are delinquent and includes estimates of penalties.