Form 10QSB
period 1999-03-31
VENTURI TECHNOLOGIES INC
filed 1999-05-17
CIK 1025950

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                  FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Transition Period from         to


                        Commission File Number 000-25183


                            VENTURI TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)


                  NEVADA                                  86-0853635
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification Number)


         1327 NORTH STATE STREET                               84047
         OREM, UTAH                                          (Zip Code)
    (Address of principal executive offices)


   Registrant's telephone number, including area code:  (801) 235-9552



   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

   As of May 1, 1999, Registrant had outstanding 8,679,976 shares of Common
Stock.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           VENTURI TECHNOLOGIES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                              March 31,
                                                                1999
                                                             ----------
Current Assets:
     Cash and cash equivalents                               $  292,479
     Accounts receivable, net                                   599,450
     Prepaid expenses and other                                  33,307
     Deposits                                                   156,163
                                                             ----------
                  Total Current Assets                        1,078,399

Property, Plant and Equipment, net                            2,719,495

Income taxes benefit                                          3,560,658

Other Assets                                                    650,702
                                                             ----------
Total Assets                                                 $8,009,256
                                                             ----------
                                                             ----------


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                           VENTURI TECHNOLOGIES, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                          March 31,
                                                                            1999
                                                                         -----------
Current Liabilities:
     Short-term debt                                                     $   156,557
     Payroll taxes payable                                                   853,400
     Accounts payable                                                      1,812,960
     Preferred dividends payable                                              57,218
     Accrued liabilities                                                     170,409
     Customer Deposits                                                        30,060
                                                                         -----------

           Total Current Liabilities                                       3,080,604
                                                                         -----------
Long-term Notes payable                                                    3,008,074
                                                                         -----------

Total Liabilities                                                          6,088,678
                                                                         -----------

Shareholders' Equity:
     Common stock, $0.001 par value, 20,000,000 shares authorized;             8,766
     8,765,976 shares issued
     Preferred Stock                                                             877
     Additional Paid In Capital                                           10,537,434
     Preferred dividend                                                            0
     Retained earnings (loss)                                             (7,923,576)
     Year-to-date earnings (loss)                                           (702,923)
                                                                         -----------
Total shareholders' Equity                                                 1,920,578
                                                                         -----------
Total Liabilities and Equity                                             $ 8,009,256
                                                                         -----------
                                                                         -----------


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                           VENTURI TECHNOLOGIES, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31
                                                ------------------------------
                                                   1999               1998
                                                -----------        -----------
REVENUE                                         $ 1,671,490        $   555,298

COSTS AND EXPENSES:
     Cost of Goods sold                             286,825             43,953
     Direct wages and costs                         616,406            180,184
                                                -----------        -----------
                                                    903,231            224,137
                                                -----------        -----------

GROSS PROFIT                                        768,259            331,161
                                                -----------        -----------

OPERATING EXPENSES                                1,020,136            192,852
                                                -----------        -----------

NET OPERATING INCOME                               (251,877)           138,308
                                                -----------        -----------

GENERAL AND ADMINISTRATIVE                          829,542            639,067
                                                -----------        -----------

INCOME BEFORE INCOME TAXES                       (1,081,419)          (500,759)
                                                -----------        -----------

PROVISION FOR INCOME TAXES                         (378,496)          (175,265)
                                                -----------        -----------

NET INCOME                                      $  (702,923)       $  (325,494)
                                                -----------        -----------

NET INCOME PER COMMON SHARE                     $     (0.08)       $     (0.07)
                                                -----------        -----------

COMMON SHARES OUTSTANDING                         8,765,976          4,495,375
                                                -----------        -----------
                                                -----------        -----------


                     The accompanying notes are an integral
                 part of these consolidated financial statement.

                           VENTURI TECHNOLOGIES, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                           Three Months Ended
                                                                                 March 31
                                                                      --------------------------------
                                                                         1999                 1998
                                                                      -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                                     $ 1,629,471          $   510,418
     Cash paid to suppliers and employees                              (2,410,680)          (1,216,735)
     Interest paid                                                       (133,378)              (2,938)
     Interest received                                                      8,750                    0
     Income taxes paid                                                          0                    0
                                                                      -----------          -----------
Net Cash Provided by Operating Activities                               (905,837)             (708,255)
                                                                      -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                               (440,987)             (165,336)
                                                                      -----------          -----------
Net Cash Used in Investing Activities                                   (440,987)             (165,336)
                                                                      -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of cash dividends                                                  0              (25,963)
     Proceeds from selling of preferred stock                             841,400               73,868
     Proceeds from Capital leases and notes                               530,972              (32,608)
                                                                                               900,022
                                                                      -----------          -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  25,548               41,929
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          266,931              (21,718)
                                                                      -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 292,479          $    20,179
                                                                      -----------          -----------
                                                                      -----------          -----------


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                           VENTURI TECHNOLOGIES, INC.

                                   (Unaudited)

   Reconciliation of Net Income to Net Cash Provided by Operating Activities

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                             --------------------------
                                                                                1999            1998
                                                                             ---------        ---------
NET INCOME                                                                   $(702,923)       $(325,494)
                                                                             ---------        ---------

     Depreciation and amortization                                             180,000           75,000
     (Increase) decrease in accounts receivable                                (33,269)         (10,125)
     Increase in prepaid expenses and other assets                             (44,084)               0
     Increase in accrued liabilities                                           (80,280)        (261,273)
     Increase (decrease) in accounts payable                                   153,215          (11,099)
     Increase (decrease) in deferred income tax benefit                       (378,496)        (175,264)
                                                                             ---------        ---------

     Total Adjustments                                                        (202,914)        (382,361)
                                                                             ---------        ---------

       Net Cash Provided by Operating Activities                             $(905,837)       $(708,255)
                                                                             ---------        ---------
                                                                             ---------        ---------


                     The accompanying notes are an integral
                 part of these consolidated financial statements

                           VENTURI TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)  INTERIM FINANCIAL STATEMENT POLICIES AND DISCLOSURES

     The unaudited, consolidated, condensed financial statements of Venturi Technologies included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote Disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These consolidated, condensed financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of operations for the interim periods presented. All of the adjustments which have been made in these consolidated, condensed financial statements are of a normal recurring nature.

     It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-KSB.

Footnote 1- Equipment Purchases

     During the first quarter of 1999, the company ordered an additional 140 trucks equipped with carpet cleaning equipment. These trucks will be delivered throughout the months until March 2000. After all the trucks are in service, Venturi's truck mounted carpeting cleaning fleet will total 192 trucks. These trucks are financed using capital leases with five- year terms. The effective implicit interest rate in the leases is 18%.

Footnote 2- Subsequent Events

In April, Beaulieu Group, LLC acquired 2,303,738 shares of Series D Preferred Stock at a price of $3,000,000, all of which is available for Ventura operating capital. The Series D Preferred Stock does not carry a dividend preference, but it does provide for a liquidation preference equal to the original issue price plus a cumulative return of 8% per annum. The Series D Preferred Stock is convertible into common stock at a conversion ratio of two shares of common stock for each share of Series D Preferred Stock. Following the issuance of the Series D Preferred Stock, Beaulieu Group, LLC owned approximately 25.75% of the Company's common stock on a fully diluted basis. With this investment comes a relationship with one of the largest carpet manufacturers in the world. Venturi expects to realize important advantages from this relationship as it expands operations throughout the United States.


ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS.

This Form 10-QSB may contain trend information and forward-looking statements that involve risks and uncertainties. The actual results of operations of the Company could differ materially from the Company's historical results of operations and those discussed in such forward-looking statements as a result of certain factors set forth in this section and elsewhere in this Form 10-QSB, including information incorporated by reference.

RESULTS OF OPERATIONS

The Company's revenue for the first three months of 1999 increased 201% over revenue for the same three month period in 1998. This increase was primarily attributable to several acquisitions by the Company of independent carpet cleaning and restoration businesses during 1998.

The Company's cost of goods sold and direct wages and costs increased approximately 303% from the first quarter of 1998 to the first quarter of 1999. This increase was also primarily attributable to the acquisition of several independent carpet cleaning and restoration businesses. The increase was also attributable to an increase in direct wages primarily to employees of independent businesses acquired by the Company during the assimilation period following acquisition.

Operating costs increased approximately 429% in the first quarter of 1999 as compared to the first quarter of 1998, again primarily as a result of the Company's acquisitions and its marketing efforts to increase market penetration. The operating costs also increased as a result of increased costs incurred in assimilating acquired businesses, and in investigating potential acquisition candidates.

General and administrative expenses increased 30% from the first quarter of 1998 to the first quarter of 1999, primarily because of increased costs and expenses associated with financing activities undertaken by the Company.

YEAR 2000 COMPLIANCE

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


                         PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (d)     REPORT ON REGISTRATION OF COMMON STOCK ON FORM SB-2

On December 3, 1998 a Registration Statement on Form SB-2 filed by the Company was declared effective by the Securities and Exchange Commission (file no. 333-60491). The Registration Statement registered 750,000 shares of Common Stock, which the Company intended to offer to the public for $2.00 per share.

As of May 1, 1999, no securities had been sold pursuant to the Registration Statement, and the Company had not yet decided how to proceed with that offering.


ITEM 5.  OTHER INFORMATION.

         On April 14, 1999, the Company sold and issued 2,303,738 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") to Beaulieu Group, LLC, a Georgia limited liability company ("Beaulieu"), in exchange for the cash payment of $3,000,000, in a transaction that was exempt from registration with the Securities and Exchange Commission pursuant to Rules 505 and 506 promulgated under the Securities Act of 1933. The Series D Preferred Stock does not carry a dividend preference, but it does provide for a liquidation preference in the amount of the original issue price plus a cumulative return of 8% per annum. The liquidation preference is on an equal footing with the Series A, Series B, and Series C Preferred Stock.

         The Series D Preferred Stock is convertible into common stock at any time on the basis of two (2) shares of common stock for each one (1) share of Series D Preferred Stock. On a fully diluted basis, Beaulieu is now the beneficial owner of approximately 25.75% of the Company's common stock.

         Concurrently with the closing of the sale of Series D Preferred Stock, the Company and Beaulieu entered into a Marketing agreement that provides, among other things, that Beaulieu will promote and endorse the Company's VenturiClean System and that the Company will not endorse or recommend goods manufactured by any carpet or fiber manufacturer other than Beaulieu.

         Beaulieu and its affiliates are privately owned companies that are among the largest manufacturers of carpet and rugs in the world.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       (a)      EXHIBITS

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit No.        Document
-----------        --------
   3.6         Amendment to Bylaws adopted April 14, 1999

   4.11        Certificate of Designation of Series D Convertible Preferred
               Stock ($0.001 par value) filed with Nevada Secretary of State on April 13, 1999

  10.50        Stock Purchase Agreement, dated April 14, 1999 between
               Venturi Technologies, Inc. and Beaulieu Group, LLC

  10.51        Marketing Agreement, dated April 14, 1999 between Venturi
               Technologies, Inc.



               and Beaulieu Group, LLC

  10.52        Registration Rights Agreement, dated April 14, 1999 between
               Venturi Technologies, Inc. and Beaulieu Group, LLC

  10.53        Lock-up Agreement, dated April 14, 1999, executed by Gaylord
               Karren in favor of Beaulieu Group, LLC

  10.54        Lock-up Agreement, dated April 14, 1999, executed by John
               Hopkins in favor of Beaulieu Group, LLC

  27           Financial Data Schedule for electronic filers pursuant to
               Item 601(c) of Regulation S-B



b) No reports were filed on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     VENTURI TECHNOLOGIES, INC.


Dated: May 14, 1999                  By:  /s/Gaylord M. Karren
                                        --------------------------------------
                                       Gaylord M. Karren, Chairman of the Board
                                       and Chief Executive Officer


                                     By:  /s/Merril L. Littlewood
                                        --------------------------------------
                                       Merril L. Littlewood
                                       Chief Financial Officer

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     VENTURI TECHNOLOGIES, INC.


Dated: May 14, 1999                  By:
                                        --------------------------------------
                                       Gaylord M. Karren, Chairman of the Board
                                       and Chief Executive Officer


                                     By:
                                        --------------------------------------
                                       Merril L. Littlewood
                                       Chief Financial Officer