Form 10QSB
period 1999-06-30
VENTURI TECHNOLOGIES INC
filed 1999-08-16
CIK 1025950

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to


                        Commission File Number 000-25183


                           VENTURI TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)


            NEVADA                                  87-0580279
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)

  763 NORTH 530 EAST                                     84097
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

Yes [X]  No [ ]


   As of August 11, 1999, Registrant had outstanding 10,365,976 shares of Common Stock.

                         PART I -- FINANCIAL INFORMATION


                            VENTURI TECHNOLOGIES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (Unaudited)

                                      ASSETS

                                                                                     June 30,
                                                                                       1999
                                                                                   ------------
Current Assets:
     Cash and cash equivalents                                                     $  2,135,774
     Accounts receivable, net                                                         1,074,594
     Prepaid expenses and other                                                          97,381
     Deposits                                                                           392,512
                                                                                   ------------
                  Total Current Assets                                                3,700,261

Property, Plant and Equipment, net                                                    4,375,526

Income taxes benefit                                                                  3,932,866

Other Assets                                                                            703,137
                                                                                   ------------
Total Assets                                                                       $ 12,711,790
                                                                                   ------------
                                                                                   ------------






                   The accompanying notes are an integral
              part of these consolidated financial statements.

                            VENTURI TECHNOLOGIES, INC.

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                           June 30,
                                                                                                             1999
                                                                                                        --------------
Current Liabilities:
     Short-term debt                                                                                       $   213,588
     Payroll taxes payable                                                                                     336,468
     Accounts payable                                                                                        1,501,873
     Preferred dividends payable                                                                                57,218
     Accrued liabilities                                                                                       319,619
     Customer Deposits                                                                                          30,060
                                                                                                        --------------

           Total Current Liabilities                                                                         2,245,237
                                                                                                        --------------
Long-term Notes payable                                                                                      4,229,346
                                                                                                        --------------
Total Liabilities                                                                                            6,688,171
                                                                                                        --------------
Shareholders' Equity:
     Common stock, $0.001 par value, 20,000,000 shares authorized;                                              10,366
     10,365,976 shares issued
     Preferred Stock                                                                                             3,181
     Additional Paid In Capital                                                                             15,327,815
     Preferred dividend                                                                                              0
     Retained earnings (loss)                                                                               (7,923,576)
     Year-to-date earnings (loss)                                                                           (1,394,167)
                                                                                                        --------------
Total shareholders' Equity                                                                                   6,023,619
                                                                                                        --------------
Total Liabilities and Equity                                                                             $  12,711,790
                                                                                                        --------------
                                                                                                        --------------



                     The accompanying notes are an integral
                 part of these consolidated financial statements.

                            VENTURI TECHNOLOGIES, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                                            Three Months Ended
                                                                                                  June 30
                                                                                    ------------------------------------
                                                                                        1999                    1998
                                                                                    -------------           ------------
REVENUE                                                                               $ 2,220,199           $    935,465

COSTS AND EXPENSES:
     Cost of Goods sold                                                                   276,384                106.156
     Direct wages and costs                                                               665,936                226,818
                                                                                      -----------           ------------
                                                                                          942,320                332,974
                                                                                      -----------           ------------

GROSS PROFIT                                                                            1,277,878                602,491
                                                                                    -------------           ------------

OPERATING EXPENSES                                                                      1,431,254                813,332
                                                                                    -------------           ------------

NET OPERATING INCOME                                                                     (153,375)              (210,841)
                                                                                    -------------           ------------

GENERAL AND ADMINISTRATIVE                                                                910,077                862,536
                                                                                    -------------           ------------

INCOME BEFORE INCOME TAXES                                                             (1,063,452)            (1,073,377)
                                                                                    -------------           ------------

PROVISION FOR INCOME TAXES                                                               (372,208)              (375,682)
                                                                                    -------------           ------------

NET INCOME                                                                           $   (691,244)          $   (697,695)
                                                                                    -------------           ------------

NET INCOME PER COMMON SHARE                                                          $      (0.07)          $      (0.16)
                                                                                    -------------           ------------

COMMON SHARES OUTSTANDING                                                              10,365,976              4,495,375
                                                                                    -------------           ------------
                                                                                    -------------           ------------




                     The accompanying notes are an integral
                part of these consolidated financial statement.

                           VENTURI TECHNOLOGIES, INC.

                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                 Increase (Decrease) in Cash and Cash Equivalents


                                                                                            Three Months Ended
                                                                                     -----------------------------------
                                                                                                  June 30
                                                                                         1999                  1998
                                                                                     ------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                                                     $ 1,698,883          $     877,384
     Cash paid to suppliers and employees                                              (3,372,729)            (1,706,912)
     Interest paid                                                                       (151,363)               (70,947)
     Interest received                                                                     28,168                  1,798
     Income taxes paid                                                                          0                      0
                                                                                     ------------          -------------
Net Cash Provided by Operating Activities                                              (1,797,041)              (898,677)
                                                                                     ------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                              (1,893,667)              (963,519)
     Net proceeds from lease line                                                         729,730                587,564
Net Cash Used in Investing Activities                                                  (1,163,937)              (375,955)
                                                                                     ------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of cash dividends                                                            (15,727)                    (0)
     Proceeds from selling of stock                                                     4,820,000              1,271,631
     Proceeds from Capital leases and notes                                                     0                 70,849
     Proceeds from exercise of stock options                                                    0                      0
                                                                                     ------------          -------------
Net Cash from Financing Activities                                                      4,804,273              1,342,480

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               1,843,295                 67,848
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          292,479                 20,179
                                                                                     ------------          -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  2,135,774          $      88,027
                                                                                     ------------          -------------
                                                                                     ------------          -------------


                    The accompanying notes are an integral
               part of these consolidated financial statements.

                            VENTURI TECHNOLOGIES, INC.

                                    (Unaudited)

    Reconciliation of Net Income to Net Cash Provided by Operating Activities

                                                                                               Three Months Ended
                                                                                                     June 30
                                                                                        --------------------------------
                                                                                            1999                1998
                                                                                        ------------         -----------
NET INCOME                                                                              $   (691,244)        $  (697,695)
                                                                                        ------------         -----------

     Depreciation and amortization                                                           237,770             133,722
     (Increase) decrease in accounts receivable                                             (654,343)            (58,082)
     Increase in prepaid expenses and other assets                                            (3,884)                  0
     Increase in accrued liabilities                                                         136,911                   0
     Increase (decrease) in accounts payable                                                (450,043)             99,060
     Increase (decrease) in deferred income tax benefit                                     (372,208)           (375,682)
                                                                                        ------------         -----------

     Total Adjustments                                                                    (1,105,797)           (200,982)
                                                                                        ------------         -----------

       Net Cash Provided by Operating Activities                                        $ (1,797,041)        $  (898,677)
                                                                                        ------------         -----------













                    The accompanying notes are an integral
              part of these consolidated financial statements

                            VENTURI TECHNOLOGIES, INC.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 -- Interim Financial Statement Policies and Disclosures

         The unaudited, consolidated, condensed financial statements of Venturi Technologies Inc., a Nevada corporation, included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote Disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Note 2 -- Equipment Purchases

         During the first quarter of 1999, the Company ordered an additional 140 trucks equipped with carpet cleaning equipment. Of the 140 ordered 27 have been placed in service during the second quarter of 1999. The remaining 113 trucks will be delivered in increments through March 2000. After all the trucks are in service, Venturi's truck mounted carpet cleaning fleet will total 192 trucks. The 140 trucks ordered during the first quarter of 1999 are being financed using capital leases with five-year terms. The effective implicit interest rate in the leases is 18 %.

Note 3 -- Investments

         On April 14, 1999, the Company sold and issued 2,303,738 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") to Beaulieu Group, LLC, a Georgia limited liability company ("Beaulieu"), in exchange for the cash payment of $3,000,000, in a transaction that was exempt from registration with the Securities and Exchange Commission pursuant to Rules 505 and 506 promulgated under the Securities Act of 1933. The Series D Preferred Stock does not carry a dividend preference, but it does provide for a liquidation preference in the amount of the original issue price plus a cumulative return of 8% per annum. The liquidation preference is on an equal footing with the Series A, Series B, and Series C Preferred Stock. The holders of Series D Preferred Stock were also given the right to appoint one member to Venturi's Board of Directors.

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

         On June 3, 1999, Greenwich A.G., a Germany based investment fund, purchased 1,600,000 shares of common stock in a private placement, at a total price of $2,000,000, all of which was available as operating capital. Greenwich was also issued a warrant to purchase 22,806 shares of Venturi's common stock for a price of $30.00 per share. Venturi can force the exercise of the warrant if Venturi reaches certain designated financial milestones. Greenwich was also granted registration rights with respect to the sale of common stock, and was given the right to appoint one member to Venturi's Board of Directors.

Note 4 -- Acquisitions / Penetration

         There were no acquisitions in the second quarter 1999. The company concentrated on penetration in current markets. As new trucks have been placed in service Venturi has experienced a steady increase in revenue. The new trucks combined with a grassroots marketing program have resulted in revenues of over $900,000 in June 1999 and over $1,100,000 in July.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Form 10-QSB may contain trend information and forward-looking statements that involve risks and uncertainties. The actual results of operations of the Company could differ materially from the Company's historical results of operations and those discussed in such forward- looking statements as a result of certain factors set forth in this section and elsewhere in this Form 10-QSB, including information incorporated by reference.

RESULTS OF OPERATIONS

         The Company's revenue for the second quarter of 1999 increased 137% over revenue for the same three month period in 1998. This increase was primarily attributable to several acquisitions by the Company of independent carpet cleaning and restoration businesses during 1998 and to an increase in market share in those geographic markets in which the Company operates. The increase in revenue was also attributable to more trucks being placed into service, and to more aggressive marketing made possible largely by the availability of operating capital.

         The Company's cost of goods sold and direct wages and costs increased approximately 183% from the second quarter of 1998 to the second quarter of 1999. The cost of goods and direct wages also increased as a percentage of total sales from the second quarter of 1998 to the second quarter of 1999. This increase was primarily attributable to the acquisition of several independent carpet cleaning and restoration businesses. The increase was also attributable to an increase in direct wages primarily to employees of independent businesses acquired by the Company during the assimilation period following acquisition.

         Operating costs increased approximately 76% in the second quarter of 1999 as compared to the second quarter of 1998, again primarily as a result of the Company's acquisitions and its marketing efforts to increase market penetration. However, the Company's operating costs decreased from 86.9% of revenue in the second quarter of 1998 to 64.5% of revenue in the second quarter of 1999. This decrease in the percentage of revenue utilized for operating costs was attributable to increased efficiencies in operations and the reorganization of some of the acquired companies.

         General and administrative expenses increased just 5% from the second quarter of 1998 to the second quarter of 1999. The increase was primarily because of increased personnel to handle the assimilation of recent acquisitions and to the Company's continued efforts to build a solid infrastructure to handle the Company's anticipated rapid growth.

LIQUIDITY

         During the second quarter of 1999, the Company raised $5,000,000 from the sale of common and preferred stock (see Note 3 to Consolidated Condensed Financial Statements). The proceeds from those sales of stock should enable the Company to continue operations at their present level for several months. For the month of July 1999, the Company had a positive net cash flow for the first time in its history. Management is optimistic that the Company will continue at or near a positive cash flow into the future. The Company continues to raise investment capital, to be used to fund expansion and growth and to be used as consideration to acquire independent carpet cleaning businesses. Management is confident of its ability to continue to raise investment capital as needed.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       (a)      EXHIBITS

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

EXHIBIT NO.      DOCUMENT
-----------      --------
   10.55    Securities Purchase Agreement, dated June 3, 1999 between Venturi
            Technologies, Inc. and Greenwich A.G.

   10.56    Registration Rights Agreement dated June 3, 1999 between Venturi
            Technologies, Inc. and Greenwich A.G.

   10.57    License Right of First Refusal Agreement dated June 3, 1999 between
            Venturi Technologies, Inc. and Greenwich A.G.

   10.58 Lock-up Agreement, dated June 3, 1999, executed by Gaylord Karren in favor of Greenwich A.G.

   10.59 Lock-up Agreement, dated June 3, 1999, executed by John Hopkins in favor of Greenwich A.G.

   10.60    Lock-up Agreement, dated June 3, 1999, executed by Greenwich A.G.
            in favor of Venturi Technologies, Inc.

   10.61 Warrant to Purchase Shares of Common Stock, dated June 3, 1999, between Venturi Technologies, Inc. and Greenwich A.G.

   b) No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             VENTURI TECHNOLOGIES, INC.


Dated: August 16, 1999       By:  /s/ Gaylord M. Karren
                                  ----------------------------------------
                                  Gaylord M. Karren, Chairman of the Board
                                  and Chief Executive Officer




                             By:  /s/ B.J. Mendenhall
                                  ----------------------------------------
                                  B.J. Mendenhall
                                  Chief Accounting Officer