Form 10QSB
period 1999-09-30
VENTURI TECHNOLOGIES INC
filed 1999-11-15
CIK 1025950

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1999

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

Yes [X]  No [ ]


     As of November 10, 1999, Registrant had outstanding 10,950,976 shares of Common Stock.

                         PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                          VENTURI TECHNOLOGIES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (Unaudited)

                                    ASSETS

                                                            September 30,
                                                                 1999
                                                            -------------
      Current Assets:
         Cash and cash equivalents                          $   547,545
         Accounts receivable, net                             1,684,340
         Prepaid expenses and other                             221,822
         Unbilled Revenue                                       436.176
         Deposits                                               434,030
                                                            -----------
              Total Current Assets                            3,323,913

      Property, Plant and Equipment, net                      4,366,592

      Deferred income tax benefit                             4,060,866

      Other Assets                                              703,137
                                                            -----------
      Total Assets                                         $ 12,454,507
                                                           ============

                   The accompanying notes are an integral
              part of these consolidated financial statements.

                           VENTURI TECHNOLOGIES, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                              September 30,
                                                                   1999
                                                                -----------
         Current Liabilities:
              Short-term debt                                  $  313,588
              Payroll taxes payable                               222,977
              Accounts payable                                  1,193,240
              Preferred dividends payable                          57,218
              Accrued liabilities                                 251,651
              Customer Deposits                                       160
                                                                   ------
                   Total Current Liabilities                    2,038,834
                                                               ----------
         Long-term Notes payable                                3,844,912
                                                               ----------
         Total Liabilities                                      5,883,746
                                                               ----------
         Shareholders' Equity:
              Common stock, $0.001 par value,
              20,000,000 shares authorized;
              10,955,596 shares issued                             10,956
              Preferred Stock                                       3,141
              Additional Paid In Capital                       16,144,669
              Preferred dividend                                  (15,727)
              Retained earnings (loss)                         (7,923,576)
              Year-to-date earnings (loss)                     (1,648,701)
                                                               ----------
         Total shareholders' Equity                             6,570,762
                                                               ----------
         Total Liabilities and Equity                        $ 12,454,507
                                                             ============

                      The accompanying notes are an integral
                 part of these consolidated financial statements.

                           VENTURI TECHNOLOGIES, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                         Three Months Ended
                                                            September 30
                                                         ------------------
                                                         1999          1998
                                                         ----          ----
REVENUE                                               $3,532,301    $ 2,094,326

COSTS AND EXPENSES:
     Cost of Goods sold                                  437,376        327,488
     Direct wages and costs                              943,110        687,351
                                                      ----------     ----------
                                                       1,380,486      1,014,839
                                                      ----------     ----------
GROSS PROFIT                                           2,151,815      1,079,487
                                                      ----------     ----------
OPERATING EXPENSES                                     1,212,775      1,061,294
                                                      ----------     ----------
NET OPERATING INCOME                                     939,040         18,193
                                                      ----------     ----------
GENERAL AND ADMINISTRATIVE                               883,346        846,923
                                                      ----------     ----------
INCOME BEFORE INTEREST, TAX, DEPRCIATION & AMORT.         55,694       (828,730)
                                                      ----------     ----------
INTEREST, DEPRECIATION & AMORT.                          420,703
                                                      ----------
PROVISION FOR INCOME TAXES (BENEFIT)                    (128,000)      (290,055)
                                                      ----------     ----------
NET INCOME (LOSS)                                     $ (237,009)   $  (538,675)
                                                      ----------     ----------
NET INCOME PER COMMON SHARE                            $   (0.02)   $     (0.12)
                                                      ----------     ----------
COMMON SHARES OUTSTANDING                             10,955,596      4,656,804
                                                     ===========    ===========

                        The accompanying notes are an integral
                   part of these consolidated financial statement.

                           VENTURI TECHNOLOGIES, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                         Three Months Ended
                                                            September 30
                                                         ------------------
                                                         1999          1998
                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                    $ 2,450,625   $  1,604,846
     Cash paid to suppliers and employees             (2,725,836)    (2,653,746)
     Interest paid                                      (137,117)        (1,220)
     Interest received                                    16,134          4,461
     Income taxes paid                                         0              0
                                                      ----------     ----------
Net Cash Provided by Operating Activities               (396,195)    (1,045,659)
                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                               (298,642)      (878,149)
     Payoff of receivables factoring                    (384,000)
     Net proceeds from lease line                     (1,357,186)       117,548
                                                      ----------     ----------
Net Cash Used in Investing Activities                 (2,039,828)      (760,601)
                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of cash dividends                                (0)       (17,352)
     Proceeds from selling of preferred stock            880,000        862,022
     Proceeds from Capital leases and notes                   (0)             0
     Proceeds from exercise of stock options                                  0
                                                      ----------     ----------
Net Cash from Financing Activities                       880,000        844,670

NET INCREASE IN CASH AND CASH EQUIVALENTS             (1,556,023)      (961,590)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       2,103,568         88,027
                                                      ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   547,545    $  (873,563)
                                                     ===========    ===========

                        The accompanying notes are an integral
                   part of these consolidated financial statements.

                           VENTURI TECHNOLOGIES, INC.

                                  (Unaudited)

   Reconciliation of Net Income to Net Cash Provided by Operating Activities

                                                         Three Months Ended
                                                            September 30
                                                         ------------------
                                                         1999          1998
                                                         ----          ----
NET INCOME                                            $ (237,009)    $ (538,675)
                                                      ----------     ----------
  Depreciation and amortization                          299,719         49,996
  (Increase) decrease in accounts receivable            (645,500)      (485,019)
  Increase in prepaid expenses and other assets          374,954       (248,451)
  (Decrease) Increase in accrued liabilities             283,240       (110,000)
  Increase (decrease) in accounts payable               (599,599)        97,954
  Increase (decrease) in deferred income tax benefit     128,000        188,536
                                                      ----------     ----------
  Total Adjustments                                     (159,186)      (506,984)
                                                      ----------     ----------
    Net Cash Provided by Operating Activities         $ (396,195)   $(1,045,659)
                                                       ==========    ===========

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

Note 2 -- Equipment Purchases

     During the first quarter of 1999, the Company ordered an additional 140 trucks equipped with carpet cleaning equipment. As of November 12, 1999, the Company had a total of 84 trucks in service. The remaining trucks on the 140 truck order will be delivered in increments through March 2000. After all the 140 new trucks are in service, Venturi's truck mounted carpet cleaning fleet will total 192 trucks. The 140 trucks ordered during the first quarter of 1999 are being financed using capital leases with five-year terms. The effective implicit interest rate in the leases is 18 %.

Note 3 -- Investments

     On approximately September 29, 1999, the Company sold and issued 550,000 shares of $0.001 par value common stock to three German individuals for total consideration of $1,100,000, in a transaction that was exempt from registration with the Securities and Exchange Commission pursuant to Regulation S and Rules 505 and 506 promulgated under the Securities Act of 1933.

Note 4 -- Acquisitions

     On September 30, 1999, the Company acquired all of the outstanding stock of J.L.L.C., Inc., a Utah corporation doing business in the Salt Lake City, Utah area under the name Leavitt Restoration Services, in exchange for 25,000 shares of $0.001 par value common stock of Venturi Technologies, Inc. The name of J.L.L.C., Inc. was then changed to Venturi Flood & Fire Restoration, Inc. The Company intends to eventually spin off all of its restoration work into Venturi Flood & Fire

Restoration, Inc., which will continue to be operated as a wholly owned subsidiary of Venturi. This acquisition will be treated by the Company as a pooling for accounting purposes. Leavitt Restoration Services was founded in 1988, and during the past several years its average annual revenue was approximately $1 million to $1.5 million.

     On October 19, 1999, Venturi Technologies, Inc. (the "Company") entered into a Restated Global Agreement for Purchase and Sale, pursuant to which the Company agreed to acquire all of the assets of six related partnerships and all of the outstanding stock of four related corporations, in separate closings between October 1999 and January 2000. The entities are all engaged in the professional carpet cleaning services business in the states of Colorado, Florida, Arizona, Nevada, Oregon, Georgia and Washington, and in the province of British Columbia, Canada.

     The consideration for the assets and stock consists of a total of $1,650,000 cash, promissory notes in the aggregate principal amount of $3,200,000 (which will be amortized over 15 years and require a balloon payment in three years, with interest on the unpaid principal accruing at 9% per annum) and a total of 800,000 shares of restricted Venturi common stock, which is to be valued at $4.00 per share for purposes of this transaction. The cash portion of the purchase price is from general working capital of the Company. The purchase price was arrived at as a multiple of adjusted EBITDA (earnings before taxes, interest, depreciation and amortization). Mitchell J. Martin and Lloyd E. Peterman, the principals of the MPI entities, will become employees of Venturi as part of the acquisition.

     The partnerships whose assets are being acquired are as follows: MPI of Arizona, MPI of Nevada, MPI of Washington, MPI of Southern Florida, MPI of Northern Florida and MPI of Georgia. The corporations whose stock is being acquired are as follows: Martin & Peterman, Inc.; MPI of Florida, Inc.; MPI of Oregon, Inc.; and 593693 B.C. LTD., doing business as Sunburst Carpet Services.

     Each of the partnerships whose assets is being acquired is a Colorado general partnership whose 51% partner is All Fours Distributing, Inc., a Colorado corporation with all of its stock owned by Mitchell J. Martin and Lloyd
E. Peterman. Each of the corporations whose stock is being acquired, with the exception of 593693 B.C. LTD, is a Colorado corporation with all of its outstanding stock owned by Messrs. Martin and Peterman. 593693 B.C. LTD is a British Columbia, Canada, corporation whose stock was acquired 51% from All Fours Distributing, Inc. and 49% from Jason Dupuis (49%).

     The assets of the partnerships and the corporations being acquired consist primarily of carpet cleaning equipment, inventory, cash, accounts receivable, customer lists and good will. The Company intends to sell the used carpet cleaning equipment in the open market, and to replace it with proprietary Venturi equipment.

     Pursuant to the Global Agreement for Purchase and Sale, on October 19, 1999, the Company acquired the assets of MPI of Nevada, a Colorado corporation, and the stock of 593693 B.C. LTD., a British Columbia, Canada, corporation doing business under the name Sunburst Carpet Services. The consideration for the assets of MPI of Nevada consisted of $20,000 cash, 10,000 shares of the

Company's common stock and a promissory note in the principal amount of $40,000. The promissory note accrues interest at the rate of 9% per annum and is amortized over a 15 year term, with a balloon payment due in three years. The Company also assumed certain debt and liabilities in the total amount of approximately $90,000. The consideration for the stock of 593693 B.C. LTD. consisted of $50,000 cash and the assumption of certain debt and liabilities in the total amount of approximately $19,000.


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

     The Company's revenue for the third quarter of 1999 increased 68.7% over revenue for the same three month period in 1998. This increase was primarily attributable to an increase in same base sales that was accomplished through intensive training and marketing. The increase was also attributable to several acquisitions by the Company of independent carpet cleaning and restoration businesses during 1998 and the acquisition of J.L.L.C., Inc. (doing business as Leavitt Restoration Services) in the third quarter of 1999, which is being treated as a pooling for accounting purposes.

     The Company's cost of goods sold was 12.4% of sales in the third quarter of 1999, as compared to the 15.6% of sales in the third quarter of 1998, and the direct wages and costs were 26.7% of sales in the third quarter of 1999 as compared to 32.8% of sales in the third quarter of 1998. This reduction is attributable to better training and better efficiencies created by economies of scale.

     Operating costs increased approximately 14.3% in the third quarter of 1999 as compared to the third quarter of 1998. However, operating costs as a percentage of sales decreased from 50.7% of sales in the third quarter of 1998 to just 34.3% of sales in the third quarter of 1999, again primarily as a result of increased efficiencies, better training and some cost cutting efforts by management.

     General and administrative expenses increased just 4.3% from the third quarter of 1998 to the third quarter of 1999. As a percentage of sales, general and administrative expenses dropped from 40% of sales in the third quarter of 1998 to 25% of sales in the same period of 1999. The decrease in general and administrative expenses as a percentage of sales is attributable to several factors, including the increase in sales, the decrease in the costs of outside services such as legal fees, and the fact that most of the Company's infrastructure is now in place and trained.

     The Company's net loss decreased from $538,675 in the third quarter of 1998 to $237,009 in the third quarter of 1999, primarily as a result of increased revenue, increased efficiencies, better training of employees and more streamlined operations.

LIQUIDITY

     During the third quarter of 1999, the Company raised $1,100,000 from the sale of common stock (see Note 3 to Consolidated Condensed Financial Statements). The proceeds from those sales of stock should enabled the Company to pay many of its old payables and to acquire J.L.L.C., Inc., MPI of Nevada and Sunburst Carpet Services. The Company continues to raise investment capital, to be used to fund expansion and growth and to be used as consideration to acquire independent carpet cleaning businesses. Management is confident of its ability to continue to raise investment capital as needed. Although the Company showed a loss for the third quarter of 1999, the loss was smaller than the loss in prior quarters, and during the month of July 1999, the Company had a positive net cash flow for the first time in its history. Management is optimistic that the Company will achieve a consistent positive cash flow in the near future, and that it will be able to maintain that positive cash flow.

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


                            PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          None

     (b)  REPORTS ON 8-K

          A report on Form 8-K was filed on November 12, 1999 reporting as Item 2 of such form the Company's October 19, 1999 agreement to acquire Martin & Peterman, Inc. ("MPI") and related companies.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VENTURI TECHNOLOGIES, INC.


Dated: November 12, 1999      By:   /s/Gaylord M. Karren
                                 --------------------------
                                  Gaylord M. Karren, Chairman of the Board
                                  and Chief Executive Officer



                              By:   /s/ B.J. Mendenhall
                                 --------------------------
                                  B.J. Mendenhall
                                  Chief Accounting Officer