Form 10KSB
period 1999-12-31
VENTURI TECHNOLOGIES INC
filed 2000-04-14
CIK 1025950

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1999, or

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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   Registrant's revenues for its most recent fiscal year were $9,956,218

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 31, 2000 was approximately $25,977,570 calculated using a per share price of $2.625, the closing price on March 31, 2000 of the Registrant's common stock on the NASD OTC Bulletin Board.

   As of March 31, 2000, Registrant had outstanding 13,531,247 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           VENTURI TECHNOLOGIES, INC.
                                INDEX-FORM 10-KSB


                                     PART I
                                                                                                               PAGE
                                                                                                               ----
Item 1.    Description of Business................................................................................1

Item 2.    Description of Properties..............................................................................7

Item 3.    Legal Proceedings......................................................................................8

Item 4.    Submission of Matters to a Vote of Security Holders....................................................8


                                     PART II

Item 5.    Market for the Common Equity and Related Stockholder Matters...........................................8

Item 6.    Management's Discussion and Analysis or Plan of Operations............................................10

Item 7.    Financial Statements..................................................................................12

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................13


                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance
           with Section 16(a) of the Exchange Act................................................................13

Item 10.   Executive Compensation................................................................................15

Item 11.   Security Ownership of Certain Beneficial Owners and Management .......................................19

Item 12.   Certain Relationships and Related Transactions .......................................................20


                                     PART IV

Item 13.   Exhibits and Reports on Form 8-K......................................................................22

Signatures ......................................................................................................27


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Venturi Technologies, Inc. ("Venturi" or the "Company") is a Nevada corporation, incorporated on January 30, 1997, whose common stock is traded on the OTC Bulletin Board under the symbol VTIX. Venturi is the successor to a Texas corporation of the same name that was incorporated in August 1994. Venturi provides carpet cleaning and fire and flood restoration services using proprietary technology known as VenturiClean-SM-. Venturi's strategy is to consolidate the highly fragmented professional carpet cleaning services industry by acquiring independent carpet cleaning companies nationwide.

Venturi presently operates in Utah, Texas, California, Nevada, Arizona, Florida, Kentucky, Oregon, Washington, Georgia, Colorado, and Vancouver, British Columbia. Venturi plans to expand its operations to other states through acquisitions, until VenturiClean-SM- is in use throughout the United States. The Company has corporate offices at 763 North 530 East, Orem, Utah 84097; phone: (801) 235-9552; fax: (801) 235-1731.

Venturi Technologies, Inc. provides carpet cleaning and related services using the Company's patented VenturiClean-SM- system. The Company believes its new process for cleaning carpets is the first major advancement in carpet cleaning technology in recent history.

Carpet cleaning has changed little in past decades, and barriers to entry have remained low. Consequently, there are approximately 50,000 carpet-cleaning companies (independent and franchises) in the United States generating an estimated $10 billion in annual revenues. The largest of these companies hold only a 2% market share. Venturi aims to change this by using its patented technology, quality customer service, aggressive marketing, and public structure in a bid to become the major player in the carpet cleaning industry.

Only the VenturiClean-SM- System uses proprietary non-toxic, non-detergent, non-surfactant, high temperature and molecularly-aligned water that creates a "super-wet" cleaning fluid. The patented VenturiClean-SM- system recovers most of the water applied to carpets, reducing drying time, while also killing and removing almost all foreign contaminants and pathogens, all with zero toxicity. No other carpet cleaning system uses the same water treatment, high temperatures, retrieval, and fluid control system as Venturi.

The Company is executing a two-part growth strategy: (1) Gain new markets through strategic acquisitions, and (2) Expand market share in existing markets through Venturi's proprietary technology and superior service.

Venturi has experienced substantial growth in revenue in recent years. From 1994 to 1999, Venturi's total revenues grew from $230,300 (in pre-pooling revenues) to $9,956,218. Venturi intends to capitalize on its proprietary VenturiClean-TM- system and continue to consolidate this fragmented industry, and to develop repeat clients in all segments of the industry.

Beaulieu Group, LLC ("Beaulieu"), a privately owned carpet manufacturer, is a major shareholder and strategic partner with Venturi. Beaulieu is one of the top three carpet manufacturers in the world with annual revenues exceeding $1.5 billion. Beaulieu sells through a national network of approximately 30,000 dealers. Venturi and Beaulieu recently formed a strategic partnership and expect to benefit from cross selling their products and services.

HISTORY AND DEVELOPMENT OF VENTURI

Venturi was incorporated in Nevada on January 30, 1997, under the name HiTek Carpet Care, Inc. Venturi was formed for the purpose of acquiring carpet cleaning and flood and fire restoration service companies. The formation was effected with the issuance of 1,500,000 shares of Common Stock for $150,000. On June 30, 1997, HiTek issued 2,807,714 shares of its common stock to the shareholders of Venturi Technologies, Inc., a Texas Corporation formed on August 17, 1994 (the "Texas Corporation"). The Texas Corporation became a wholly-owned subsidiary of Venturi when the stockholders of the Texas Corporation exchanged all of the issued and outstanding shares of the Texas Corporation for shares of Common Stock and Preferred Stock of Venturi. The share exchange was consummated pursuant to a Stock for Stock Agreement dated as of June 30, 1997, and was treated as a tax-free reorganization. In connection with the reorganization, HiTek Carpet Care, Inc. changed its name to Venturi Technology Enterprises, Inc., and shortly thereafter changed its name to Venturi Technologies, Inc. As a result of the stock for stock exchange, the former Texas Corporation stockholders attained ownership and voting control of HiTek. Venturi was approved for trading on April 10, 1997 on the NASD OTC Bulletin Board, under the symbol "VTIX".

ACQUISITIONS FROM 1995 THROUGH 1998

From 1995 through 1998, the Company acquired the assets of the following 13 separate carpet cleaning and restoration businesses, primarily in exchange for common stock of the Company.

In 1995, the Texas Corporation acquired substantially all of the net assets of Dependable Janitorial, Inc. and Dependable Carpet Cleaning, an Orem, Utah-based company. The Texas Corporation issued 137,499 shares of common stock in the exchange. In March 1996, the Texas Corporation exchanged 100,000 shares of its common stock for substantially all of the net assets of T-Co Carpet Cleaning and T-Co Heating Systems, and Preferred Carpet Care of Dallas. T-Co had operations in Irving, Texas, providing carpet cleaning services and manufacturing heating units for carpet cleaning equipment. Venturi has integrated the heaters manufactured by T-Co Heating Systems, and has developed certain additional proprietary equipment used in its proprietary VenturiClean-TM- cleaning method. Venturi formed a separate wholly-owned subsidiary named "T-Co Manufacturing, Inc." as a Utah corporation in 1997. This corporation has never functioned as a separate entity, and has no employees or assets. Also in March 1996 the Texas Corporation acquired all of the net assets of Preferred Carpet Care in Lubbock, Texas for 10,000 shares of common stock.

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

In August of 1998, Venturi acquired substantially all of the assets of Dirt Free Carpet and Upholstery Cleaning, Inc., a Texas Corporation, with operations in Houston, Texas, in exchange for 52,632 shares of its common stock. In October 1998, Venturi acquired substantially all of the net assets of Top Gun, Inc., a northern California based carpet cleaning company, in exchange for 8,000 shares of Common Stock. In October 1998, Venturi acquired substantially all of the net assets of Disaster Plus Corp., a fire and flood restoration business located in Orem, Utah in exchange for 4,000 shares of Venturi Common Stock. Effective as of December 27, 1998, Venturi acquired substantially all of the net assets of Flohr, Inc., a Utah corporation doing business as Magic Touch Carpet and Furniture Cleaning in Midvale, Utah in exchange for 13,000 shares of Common Stock.

ACQUISITIONS IN 1999

In September 1999, Venturi acquired all of the outstanding capital stock of J.L.L.C., Inc., a Utah corporation doing business in Salt Lake City, Utah under the name Leavitt Restoration Services, in exchange for 25,000 shares of Common Stock; two promissory notes in the principal amount of $55,324; and the assumption of approximately $105,000 in liabilities. The corporation then changed its name to Venturi Flood & Fire Restoration, Inc., and is operated as a wholly owned subsidiary of Venturi. Eventually, all of the flood and fire restoration services provided by Venturi will be provided by Venturi Flood & Fire Restoration, Inc.

In October 1999, Venturi entered into a Restated Global Agreement for Purchase and Sale ("Global MPI Agreement"), pursuant to which the Company agreed to acquire all of the assets of six related partnerships and all of the outstanding stock of four related corporations, collectively known as "MPI," in separate closings between October 1999 and the first quarter of 2000. The MPI entities are all engaged in the professional carpet cleaning services business in the states of Colorado, Florida, Arizona, Nevada, Oregon, Georgia and Washington, and in the province of British Columbia, Canada. The Global MPI Agreement called for a total consideration to be paid by the Company for the MPI entities consisting of $1,650,000 cash; promissory notes in the total principal amount of $3,200,000; an assumption of debt and liabilities, all of which is to be paid off at closing; and a total of 800,000 shares of Venturi's common stock. Venturi subsequently agreed to also acquire all of the outstanding stock of a related entity, All Fours Distributing, Inc., for $100,000 cash, a $200,000 promissory note and 50,000 shares of Venturi's common stock, subject to an option to be granted to the present shareholders of All Fours Distributing, Inc. to re-purchase up to 49% of the stock for a nominal price if certain revenue milestones are met.

Pursuant to the Global MPI Agreement, in October 1999, the Company acquired all of the assets of MPI of Nevada for $20,000 cash; a promissory note in the principal amount of $40,000; 10,000 shares of Venturi's common stock; and the assumption of approximately $95,000 in debts and liabilities, all of which were paid at closing; and Venturi acquired all of the outstanding capital stock of 593693 B.C. LTD., a British Columbia, Canada, corporation doing business as Sunburst Carpet Services for $50,000 cash and the assumption of approximately $20,000 in liabilities, all of which were paid in full at closing.

Pursuant to the Global MPI Agreement, in November 1999, the Company acquired all of the assets of MPI of Arizona, an Arizona general partnership, for $80,000 cash; a promissory note in the principal amount of $160,000; 40,000 shares of the Company's common stock; and the assumption of approximately $30,000 in debts and liabilities, all of which were paid in full at the closing. Pursuant to the Global MPI Agreement, in December 1999, the Company acquired all of the assets of MPI of Northern Florida, a Colorado general partnership, for $17,000 cash; a promissory note in the principal amount of $34,000; 8,500 shares of the Company's common stock; and the assumption of certain debts and liabilities in the amount of approximately $53,000, all of which were paid at or shortly after the closing.

In November 1999, the Company acquired all of the carpet cleaning assets of two carpet cleaning businesses located in Louisville and Lexington, Kentucky owned by Jon T. Freeberg and Bridget E. Freeberg, which businesses were known as Kentuckiana's Best Cleaning Co. in Louisville and Kentucky's Best Cleaning Co. in Lexington. The consideration for the Kentucky assets consisted of $200,000 cash; a promissory note in the principal amount of $100,000; and 160,436 shares of Venturi's common stock.

ACQUISITIONS IN 2000

On March 31, 2000, the Company completed its acquisition of the MPI entities by acquiring MPI carpet cleaning companies located in Florida, Washington, Oregon, Georgia and Colorado. For financial and assimilation purposes, the acquisition was effective as of February 1, 2000. This final closing was pursuant to the Global MPI Agreement, and consisted of the acquisition of three related operating general partnerships (MPI of So. Florida, MPI of Washington and MPI of Georgia) and three related operating corporations (MPI of Florida, Inc., MPI of Oregon, Inc., and Martin & Peterman, Inc., dba MPI of Colorado). As part of the acquisition of MPI entities, the Company also acquired from Mitchell J. Martin and Lloyd E. Peterman all of the outstanding stock of All Fours Distributing, Inc., a Colorado corporation that owned a 51% general partnership interest in the MPI entities that were structured as partnerships. All Fours Distributing, Inc. also owns and operates a carpet sales and installation business which will be spun off into a separate entity to be wholly owned by Venturi but which shall be subject to the right of Messrs. Martin and Peterman to purchase a 49% interest in that entity for a nominal consideration upon the occurrence of certain future events.

The MPI entities acquired by the Company on March 31, 2000, effective February 1, 2000 and the consideration for those entities are as follows:

          ENTITY (1)                 CASH (2)           VENTURI STOCK (3)    THREE YEAR NOTE (4)    DEBT PAID AT CLOSING (5)
          ----------                 --------           -----------------    -------------------    ------------------------
All Fours Distributing, Inc.         $228,000              91,500 shares            $306,000                    0
MPI of So. Florida                   $24,500               12,250 shares             $49,000                    0
MPI of Washington                    $49,000               24,500 shares             $98,000                    0
MPI of Georgia                       $73,500               36,750 shares            $147,000                    0
MPI of Florida, Inc.                 $300,000             150,000 shares            $600,000                    0
MPI of Oregon, Inc.                  $43,000               21,500 shares             $86,000                    0
Martin & Peterman, Inc., dba MPI     $840,000             482,500 shares          $1,880,000             $386,933
of Colorado


(1) MPI of So. Florida is a general partnership with carpet cleaning operations in Miami, Florida. All Fours Distributing, Inc. is a 51% partner and EIKOV Enterprises, Inc., a Florida corporation, is a 49% partner of MPI of So. Florida. MPI of Washington is a general partnership with carpet cleaning operations in Seattle, Washington. All Fours Distributing, Inc. is a 51% partner and Delabarre Enterprises, Inc., a Washington corporation, is a 49% partner of MPI of Washington. MPI of Georgia is a general partnership with carpet cleaning operations in Atlanta, Georgia. All Fours Distributing, Inc. is a 51% partner and McNamara Enterprises, Inc., a Georgia corporation is a 49% partner of MPI of Georgia. At the March 31, 2000 closing, Venturi acquired the 49% partnership interests in the above partnerships from the minority partners for the consideration listed in the table for each respective partnership, and acquired all of the outstanding stock of All Fours Distributing, Inc., the 51% partner for the consideration listed in the table for All Fours Distributing, Inc. MPI of Florida, Inc., is a corporation with operations in Tampa and Orlando, Florida, MPI of Oregon, Inc. is a corporation with operations in Portland, Oregon, and MPI of Colorado, Inc. is a corporation with operations in Denver and Colorado Springs, Colorado. The Stock of these three corporations is owned by Mitchell J. Martin (50%) and Lloyd E. Peterman (50%). At the March 31, 2000 closing, Venturi acquired from Messrs. Martin and Peterman all of the outstanding stock of those corporations. All Fours Distributing, Inc. is a corporation whose stock is owned by Messrs. Martin (50%) and Peterman (50%). At the March 31, 2000 closing, Venturi acquired all of the outstanding stock of All Fours Distributing, Inc.

(2) At the March 31, 2000 closing, Venturi paid a total of $800,000 cash which was to be used to pay some of the cash component of the various purchase prices, and to pay off certain bank debt assumed by Venturi. Venturi executed and delivered a promissory note due on April 25, 2000 for $1,348,836.63 covering the balance of the cash component of the purchase price and the remaining debt to be paid by Venturi. With respect to the partnerships, the cash portion of the purchase price as shown in the table includes all cash paid to the 49%.

(3) With respect to the partnerships, the number of shares shown in the table includes all shares issued to the 49% partners.

(4) The promissory notes accrue interest at the rate of nine percent (9%) per annum, and provide for monthly payments of principal an interest based on a fifteen (15) year amortization, with a balloon payment of all principal and accrued interest due three (3) years from the date of closing. The notes are unsecured.

(5) The debt paid at closing represents primarily bank loans and loans from All Fours Distributing, Inc., a corporation owned by Messrs. Martin and Peterman, the stock of which has also been acquired by Venturi. Most of the debt paid at closing was secured by carpet cleaning trucks and truck mounted carpet cleaning units.

As a result of its acquisitions, as of March 31, 2000, Venturi had a total of 24 operating bases, located in the states of Utah, Texas, California, Nevada, Arizona, Florida, Kentucky, Oregon, Washington, Georgia, Colorado and in British Columbia, Canada.

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

Current carpet cleaning technology has remained the same for the past 20 years. Despite the fact that trade publications have estimated that nearly 90% of carpet cleaning customers are dissatisfied with the results of their carpet cleaning services, no improvements had been made in the basic technology until Venturi developed the VenturiClean-SM- System. Two basic carpet cleaning methods are used throughout the rest of the industry: the steam extraction method and the spin bonnet method. Approximately 40% of carpet cleaning uses the steam extraction method, which involves the injection of hot water into the carpet, usually at a pressure of about 300 psi, and the use of a vacuum process to attempt to remove the water. Some companies using the steam extraction method apply a soap or chemical prespray followed by a rinse with clean water; others use water with chemical or soap solutions during the cleaning phase without a rinse. This method is not as effective as the VenturiClean-SM- System because the water used penetrates the carpet backing and pad before the vacuum process can retrieve that water. Only about 70% of the water applied to the carpet is ever retrieved; the rest remains in the carpet fiber, backing and pad, requiring days to dry. Once the water has evaporated, it leaves a residue of soils, chemicals and surfactants, and often feels crusty. The residual surfactants act as magnets for dirt particles, and the carpet becomes soiled soon after the cleaning. The excessive wetting involved in this process can also cause delamination of the carpet backing, weakening the carpet fibers.

The other basic carpet cleaning methods are CO2 foam and spin bonnet. Although drier than steam extraction, these methods still require cleaning and foaming chemicals to be mixed with water and then applied to the carpet. The expanding foam is intended to lift particles out of the carpet for extraction with a vacuum process or dry pad buffing. An alternative method uses carbonated water designed to effervesce soil from the carpet. The residue is then buffed out with a cotton towel on a buffing machine. The carpet fiber does not get as wet as with the steam extraction method, but the vacuuming of foam and the buffing of carbonated chemicals does not remove soils and surfactants with the efficiency of VenturiClean-SM-. Carpet fibers are also damaged by the buffing process.

The oldest carpet cleaning method uses a rotary shampoo machine. The carpet is scrubbed with a rotary buffing machine to shampoo soap into the carpet with a bristle pad and then the carpet is vacuumed while still wet. This method also wets the carpet backing and pad and leaves behind surfactant based residue.

MARKETING

The primary method utilized by Venturi to sell carpet cleaning services to individuals is through mass marketing, using billboards, radio, television, distribution of coupons, yellow pages advertising, local publications, door hangers, and door to door sales. In addition, Venturi participates in trade shows and local chamber of commerce events, such as golf tournaments and luncheons.

Multi-family carpet cleaning services are promoted in this manner, and also through advertising in industry publications, targeting of national apartment management companies and demonstrations. Services for commercial properties are marketed to building maintenance companies, and through demonstrations and participation in local building management associations. Finally, restoration services are marketed primarily through industry publications and participation in industry associations and trade shows, and are marketed largely to insurance companies and insurance adjusters.

RAW MATERIALS; PATENTS; LICENSES; TRADEMARKS AND SERVICE MARKS

Venturi's proprietary technology permits it to remove virtually all of the dirt, soils and residue from a carpet; most other methods commonly in use by Venturi's competitors remove much less of the dirt, soils and residue. Further, through use of Venturi's proprietary technology, which removes virtually all of the fluids used in its process, carpets dry within hours of cleaning, whereas the drying time can extend up to several days using the methods of Venturi's competitors. Venturi has received two patents relating to its equipment and technology. One relates to the use of EO water in a carpet cleaner and system, and the other relates to the water heater attached to the carpet cleaning wand to flash heat the cleaning fluid at the carpet surface. The United States Patent and Trademark Office has issued a notice of allowance for the carpet cleaner patent application.

Venturi licenses some of its technology from several sources. The raw materials necessary for the delivery of Venturi's services are: EO water, trucks and utility shells, and cleaning units. Venturi produces its own EO water using equipment purchased from Primacide, Inc., a Delaware corporation, pursuant to an Exclusive Use and Purchase Agreement between Venturi and Primacide, LLC, which agreement has been assumed by Primacide, Inc. Venturi owns 7% of the outstanding stock of Primacide, and Beaulieu Group, LLC owns 5% of the outstanding stock of Primacide. Approximately 35% of Primacide is owned by a limited liability company of which Gaylord Karren, co-founder and Vice Chairman of the Board of Venturi, and John Hopkins, co-founder and President of Venturi, each own 17.5%. Each operating base must have a machine for the manufacture of EO water. Venturi has in the past purchased these machines from an unrelated third party at a cost of $6,000 per machine. Primacide has manufactured a new, more efficient model of this machine, which will be available to Venturi at a price of $9,500 per machine. No payments have yet been made to Primacide for EO water manufacturing machines, and Venturi expects to fund purchases from Primacide under capital leases. Venturi expects to begin acquiring and using the new model as soon as it is available, and to replace the old machines as cash flow permits. Venturi does not own any patents or other intellectual property rights related to the production of EO water or the manufacture of the machines acquired from Primacide. The Primacide agreement grants Venturi the worldwide rights to use and exploit the EO technology in the carpet cleaning and ventilation duct cleaning industries, and allows Venturi to purchase its entire requirements for EO machines. The Primacide agreement runs until May 5, 2003, but is automatically renewed on a yearly basis thereafter. It may be terminated by either party after 120 days written notice or after 30 days written notice if the other party fails to comply with its terms.

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

Venturi has contracted with Vortex/Aero-Tech of Salt Lake City, Utah, a manufacturer of professional carpet cleaning equipment to manufacture and assemble the Venturi truck mount units, which employ the VenturiClean-SM-technology. Vortex/Aero-Tech has the capacity to meet Venturi's truck production schedule for the foreseeable future. Even if this were not the case, the items manufactured by Vortex/Aero-Tech are readily obtainable from other sources. Vortex/Aero-Tech does not provide carpet cleaning or restoration services, and is not a competitor of Venturi.

Venturi has received a patent on the heaters manufactured by T-Co
Manufacturing. The heating unit is an electronically monitored dual flow flash heater, which permits detailed control of the water temperature, enabling Venturi to deliver water to the carpet fibers at a constant temperature.

Venturi has filed an application to register the mark VenturiClean with the United States Patent and Trademark Office. Venturi intends to apply for trademark or service mark registration as additional terminology for its services and products are developed.

MANUFACTURING

Venturi has no separate manufacturing facility. Rather, all of its manufacturing is performed off site by ventdors on an as-needed basis.

CUSTOMERS

Venturi's customers consist principally of individuals located in those states in which Venturi has an operating base, as well as property management companies, commercial property owners and managers, and insurance companies. No single customer accounts for five percent (5%) or more of Venturi's sales. The largest concentration of Venturi's customers are presently in Texas. Venturi has no present plans to market its services outside the United States in the foreseeable future.

GOVERNMENT REGULATION

Venturi's present operations are not subject to special regulatory controls.

COMPETITION

In a study conducted by Combustion Resources, a Utah limited liability company, EO water processed through the modulator box that comprises part of the VenturiClean-SM- System decreased the surface tension sufficiently to permit the wand-lift system to remove virtually all of the test stains cleaned in the study (soil and carbon powder, and barbecue sauce and animal fat). An additional effect of the use of the modulator box is the prevention of scale buildup and improved cleaning performance. Further, the use of EO water showed very fast bacterial kill rates, thereby providing a sanitizing effect.

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

Venturi cannot guarantee that its competitors will not develop proprietary systems with capabilities similar to the VenturiClean-SM- System without violating any of Venturi's intellectual property rights.

RESEARCH AND DEVELOPMENT

In 1997, Venturi commissioned an analysis of carpet cleaning systems by Combustion Resources, a Utah limited liability company, which produced a report on September 19, 1997, comparing VenturiClean-TM- with the standard carpet cleaning methods described above. The analysis was performed by Dr. L. Douglas Smoot, the past Dean of the College of Engineering and Technology, professor of Chemical Engineering and current Director of the Advanced Combustion Engineering Research Center at Brigham Young University. Dr. Smoot concluded that use of these proprietary components removed over 99% of micro-organisms from carpet, thus achieving a significant level of carpet decontamination.

There are no long term studies on the effect of prolonged exposure to EO water. Although Venturi believes such exposure has no known side effects, Venturi has not commissioned any study of same.

EMPLOYEES

As of March 31, 2000, Venturi had 475 full-time employees. These numbers include personnel located at Venturi's corporate headquarters in Utah, as well as at its 24 operating bases in Utah, Texas, California, Arizona, Nevada, Florida, Kentucky, Oregon, Washington, Georgia, Colorado and Vancouver, British Columbia. Venturi considers its employee relationships to be satisfactory. None of Venturi's employees is a member of any labor union, and Venturi has never experienced any business interruption as a result of any labor disputes.

ITEM 2.  DESCRIPTION OF PROPERTIES

FACILITIES

Venturi rents its headquarters building, located in Orem, Utah, and the following additional facilities, which have lease terms between 6 months and 10 years, and lease payments between $675 to $9,000:

         PURPOSE                            LOCATION
         Headquarters                       763 North 530 East, Orem, Utah
         Operating Base                     1327 North State, Orem, Utah
         Operating Base                     5709 "D" 40th Street, Lubbock, Texas
         Operating Base                     3322 Garden Brook Drive, Farmer's
                                            Branch (Dallas), Texas
         Operating Base                     220 West Cottage, Sandy, Utah
         Operating Base (restoration)       165 North 1330 West Bldg. A1, Orem,
                                            Utah
         Operating Base                     42257 6th Street West #301,
                                            Lancaster, California
         Operating Base                     2121 Brittmoore, Houston Texas
         Operating Base                     5327 Jacuzzi Street, Richmond,
                                            California
         Operating Base (restoration)       3300 Garden Brook Drive, Farmer's
                                            Branch (Dallas), Texas
         Operating Base                     3111 South Valley View Drive #N101,
                                            Las Vegas, Nevada
         Operating Base                     841 West Fairmont #10, Tempe,
                                            Arizona
         Operating Base (restoration)       4662 South 200 West, Murray, Utah
         Operating Base                     5955 Richard Lane West,
                                            Jacksonville, Florida
         Operating Base                     2314 Watterson Trail, Louisville,
                                            Kentucky
         Operating Base                     2321 Fortune Drive, Suite 105,
                                            Lexington, Kentucky
         Operating Base                     6080 134 B Street, Surrey, British
                                            Columbia, Canada
         Operating Base                     15615 S.W. 74th Avenue #150, Tigard,
                                            Oregon
         Operating Base                     600 South Smithers Avenue South,
                                            Renton, Washington
         Operating Base                     4420-I Metric Drive, Winter Park,
                                            Florida
         Operating Base                     5906 Jet Port Industrial Blvd.,
                                            Tampa, Florida
         Operating Base                     10233 N.W. 53rd Street, Sunrise,
                                            Florida
         Operating Base                     5894 Goshen Springs Road, Norcross,
                                            Georgia
         Operating Base                     6295 East 56th Avenue, Commerce
                                            City, Colorado
         Operating Base                     3835 Radiant Drive, #655, Colorado
                                            Springs, Colorado


Venturi believes that each of its facilities is suitable for its current use. Venturi also believes that upon expiration of the current lease terms, alternate space would be available at reasonable cost for continuation of its business.

Venturi has entered into a Master Lease Agreement with Franklin Funding, Inc. for the leasing of VenturiClean Trucks and EO Machines. Pursuant to this Master Lease Agreement as of December 31, 1999 Venturi had capitalized 110 trucks and 20 EO machines and other misc. equipment. This lease provided for an escalating interest rate, a 5% late fee provision, and a fair market buyout at the end of the lease term ranging from 3 to 5 years. In April 2000, 84 of the existing truck leases were renegotiated eliminating the escalating interest rate, the 5% late fee, and changing the buyout to a fixed amount of $1,500 per truck. In addition the next 40 truck lease was negotiated with similar terms.

Venturi also has outstanding leases for approximately 20 previous model trucks with Sentry Financial and Commercial Money Center. These leases began to expire in fall of 1999 and will be totally expired by December 31, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Security Holders during the fourth quarter of the year ended December 31, 1999.

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

                                          BID PRICE
              PERIOD                    --------------
          CALENDAR YEAR                 HIGH       LOW       VOLUME
          -------------                 ----       ---       ------
          1998
            First Quarter               5-7/8     5-3/8       26,700
            Second Quarter              7-1/4     3-1/2       48,700
            Third Quarter               4         2-1/4       35,200
            Fourth Quarter              2-7/8     1-1/4      109,300


          1999
            First Quarter               6         1-1/4        387,900
            Second Quarter              6         2-1/2        364,500
            Third Quarter               4         2            249,900
            Fourth Quarter              3-11/16   1-7/8      1,283,300

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

         At March 31, 2000, there were 182 holders of record of the Company's 13,531,247 shares of Common Stock outstanding, 34 holders of record of the 64,410 shares of Series A Preferred Stock outstanding (convertible into 70,438 shares of common stock), one holder of record of the 238,000 shares of Series B Preferred Stock outstanding (convertible into 1,190,000 shares of common stock), one holder of record of the 552,845 shares of Series C Preferred Stock outstanding, one holder of record of the 2,303,738 shares of Series D Preferred Stock outstanding (convertible into 4,607,476 shares of common stock), no holders of Series E Preferred Stock, and one holder of record of the 100,000 shares of Series F Preferred Stock outstanding (convertible into 500,000 shares of common stock).

         At March 31, 2000, there were warrants outstanding to purchase a total of 3,087,768 shares of the Company's common stock at prices ranging from $0.01 to $6.00 per share. At March 31, 2000, there were options outstanding to purchase a total of 4,004,894 shares of the Company's common stock at prices ranging from $0.01 to $3.00 per share.

RECENT SALES OF UNREGISTERED SECURITIES

During 1999, Venturi completed the following sales of unregistered securities:

A. Between November 1998 and February 1999, Venturi sold a total of 3,545,455 shares of common stock to Cochran Consulting, an accredited investor whose principals had a pre-existing relationship with Venturi, in an isolated transaction for $0.33 per share.

B. Between February 1998 and March 1999, Venturi sold a total of 552,854 shares of Series C Preferred Stock to Invest Linc Emerging Growth Fund, an accredited investor whose principals had a pre-existing relationship with Venturi, in an isolated transaction for $2.05 per share. Each one share of Series C Preferred Stock is convertible into one share of common stock, and is accompanied by a five year warrant to purchase one share of common stock for $2.05 per share.

C. In April 1999, Venturi sold 2,303,738 shares of Series D Preferred Stock to Beaulieu Group, LLC, an accredited investor, in an isolated transaction for $1.30 per share. Each one share of Series D Preferred Stock is convertible into two shares of common stock.

D. In June 1999, Venturi sold 1,600,000 shares of common stock to Greenwich AG, a German investment fund that is an accredited investor, in an isolated transaction for $1.25 per share.

E. In September 1999, Venturi sold a total of 550,000 shares of common stock to the following three German individuals, each of whom is an accredited investor, in an isolated transaction for $2.00 per share:
         Michael Jahr (450,000 shares), Helmut Heinzel (50,000 shares), and Thomas Heinzel (50,000 shares).

F. In December 1999, Venturi sold 5,000 shares of Series E Preferred Stock to Aspen Capital Resources, LLC, an accredited investor, in an isolated transaction for $100.00 per share. Each share of Series E Preferred Stock is convertible into common stock at a conversion price between $2.00 and $3.00 per share, depending on the market price for Venturi's stock. In February 2000, the 5,000 shares of Series E Preferred Stock were converted to 250,000 shares of common stock. In December 1999 Venturi also granted to Aspen Capital Resources a four year warrant to purchase 250,000 shares of common stock for $2.40 per share.

G. In January 2000, Venturi sold an additional 15,000 shares of Series E Preferred Stock to Aspen Capital Resources, LLC, an accredited investor, in an isolated transaction for $100.00 per share. Each share of Series E Preferred Stock is convertible into common stock at a conversion price between $2.00 and $3.00 per share, depending on the market price for Venturi's stock. In February 2000, the 15,000 shares of Series E Preferred Stock were converted to 750,000 shares of common stock. In January 2000 Venturi also granted to Aspen Capital Resources a four year warrant to purchase 533,333 shares of common stock for $3.00 per share.

H. In March 2000, Venturi sold 100,000 shares of Series F Preferred Stock to BER Investments, Ltd., an accredited investor, in an isolated transaction for $10.00 per share. Each share of Series F Preferred Stock is convertible into five shares of common stock. In March 2000 Venturi also granted to BER Investments, Ltd. a five year warrant to purchase 391,666 shares of common stock for $2.81 per share.

I. In March 2000, Venturi sold 400,000 shares of common stock to Mike Meadows, an accredited investor, in an isolated transaction for $2.50 per share.

J. During 1999, Venturi acquired all of the stock or assets of carpet cleaning or restoration businesses in exchange for certain consideration that included common stock. The individuals or companies to whom these shares were issued, and the dates of issuance, are as follows:

            NAME                                     NO. SHARES         DATE
            ----                                     ----------         ----
         James D. Flohr                                  3,750         8/3/99
         Clifford D. Averre                              3,750         8/3/99
         Jeffery L. Leavitt                             25,000         10/14/99
         MPI of Nevada                                  10,000         10/15/99
         MPI of Arizona                                 40,000         11/15/99
         Jon T. and Bridget Freeberg                   160,436         12/15/99
         MPI of Northern Florida                         8,500         12/13/99

K. In March 2000, Venturi acquired all of the remaining MPI entities (MPI of So. Florida, MPI of Washington, MPI of Georgia, MPI of Florida, Inc., MPI of Oregon, Inc., Martin & Peterman, Inc., dba MPI of Colorado, and All Fours Distributing, Inc.) in exchange for certain consideration that included common stock. The individuals or companies to whom these shares were issued (all on March 31, 2000) are as follows:

         Eikov Enterprises, Inc.                       12,250
         Delabarre Enterprises, Inc.                   24,500
         McNamara Enterprises, Inc.                    36,750
         Mitchell J. Martin                           372,750
         Lloyd E. Peterman                            372,750


REPORT ON REGISTRATION OF COMMON STOCK ON FORM S-3

On February 14, 2000 a Registration Statement on Form S-3 filed by the Company was declared effective by the Securities and Exchange Commission (file no. 333-94517). The Registration Statement registered for resale 10,673,579 shares of Common Stock to be issued upon conversion of the Series A, B, D and E Preferred Stock, and to be issued upon exercise of warrants and options granted to Sentry Financial, Franklin Funding, Inc., Aspen Capital Resources, LLC and Equity Services, Ltd. It also registered common stock held by Aspen Investments, Entrepreneurial Investors, Ltd., Equity Services, Ltd., Greenwich AG, Helmut Heinzel, Thomas Heinzel, Michael Jahr, Peninsular Corp., Prism, Inc., Securitron, Ltd., and James and Patrice Stone.

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

Venturi acquires unrelated companies that typically are much smaller than Venturi. Ordinarily, the owners of the target company exchange all or substantially all of the target company's assets or stock for a combination of Venturi common stock, cash and promissory notes. Prior to 1999, the Company structured its acquisitions as pooling-of-interest business combinations. All of the acquisitions done in 1999 and 2000 are accounted for using the purchase method of accounting. Each target company is similar to other target companies such that separate segment disclosures of each acquisition are not required to fairly state Venturi's financial condition.

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

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES. Revenues increased by 58.3% to $9,956,218 for the year ended December 31, 1999 compared to $6,290,886 for the year ended December 31, 1998. This increase in revenues was attributable primarily to the Company's growth into new geographic areas by virtue of acquisitions of carpet cleaning companies, and to increased market penetration in geographic areas where the Company has acquired new bases of operations. The Company also increased its marketing activities during 1999.

OPERATING EXPENSES: Operating expenses totaled $16,673,406 for the year ended December 31, 1999, an increase of 44.4% from $11,544,356 for the year ended December 31, 1998. This increase is primarily attributable to the following:
$1,514,365 expenses for compensatory stock options and warrants granted to key management personnel and investment bankers; $545,759 write-off of un-collectable receivables; and increased expenses attributable to new acquisitions.

INTEREST EXPENSE: The company's interest expense increased by 83.8% to $1,571,602 for the year ended December 31, 1999 compared to $854,941 for the year ended December 31, 1998. This increase was due to the increase of 84 VenturiClean Trucks in 1999 which were treated as capital leases resulting in higher interest and depreciation expenses and a one-time $836,000 charge incurred in the re-negotiation of truck leases reducing the rate from 18% to 11% annual percentage rate.

LOSSES FROM OPERATIONS: Losses from operations increased to ($6,717,188) for the year ended December 31 1999, a 27.9% increase from ($5,253,470) for the prior year. This increase was a result of the increase in operating expenses (explained above).

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1999, Venturi received $7,530,000 in new funding from the sale of common and preferred stock, compared with $5,087,214 in new funding during the year ending December 31, 1998. New funding in 1999 was primarily provided by $3,000,000 from the private placement of Series D Preferred Stock to Beaulieu Group, LLC in April 1999, $2,000,000 from the private placement of common stock to Greenwich AG in June 1999, $1,100,000 from the private placement of common stock to Messrs. Jahr, Heinzel and Heinzel in September 1999, and $500,000 from the first tranche of a $2,000,000 private placement of Series E Preferred Stock to Aspen Capital Resource Partners, LLC in December 1999.

During January 2000 the Company replaced an accounts receivable factoring arrangement with a $1,000,000 loan secured by accounts receivable provided by Aspen Capital Resources Partners, LLC. The loan calls for interest only payments, on a weekly basis, until June 6, 2000, at which time the principal and all accrued but unpaid interest are due and payable. Interest on the loan accrues at the rate of 55% per annum. Negotiations are underway with various potential lenders to replace this loan with a loan or line of credit with a lower interest rate.

During the first quarter of 2000, the Company received the remaining $1,500,000 from the sale of Series E Preferred Stock to Aspen Capital Resources Partners, LLC, as well as $1,000,000 from the sale of Series F Preferred Stock to BER Investments, Ltd., a family limited partnership managed by the Company's newly appointed Chairman of the board Bruce E. Ranck, and $1,000,000 from the sale of common stock to Mike Meadows, owner of a major carpet retailer located in the state of Georgia. During the first quarter of 2000, the Company has obtained commitments for additional equity financing in excess of $2 million. Management of the Company believes the present commitments for additional equity financing, combined with extensive cost cutting measures implemented by new management and an anticipated increase in revenue as the Company enters its busiest months, should be sufficient to cover the Company's continued operations through the second quarter of 2000.

At December 31, 1999, Venturi had a cash balance of $242,786, compared to $266,931 at December 31 of the prior year. At December 31, 1999, Venturi had a negative working capital balance of ($3,095,275), compared to ($2,946,122) at December 31, 1998.

Venturi's accounts receivable increased to $971,883 for the period ending December 31, 1999 compared to $548,449 for the period ending December 31, 1998. The increase in accounts receivable was attributable primarily to the Company's 1999 acquisitions of independent carpet cleaning businesses that carried large accounts receivable balances on their books.

SEASONALITY

Venturi's business varies moderately from season to season, with its highest revenues being produced in the summer months, and its lowest revenues coming in the months November through January.

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

PLAN OF OPERATION

Venturi intends to enter large new markets primarily through acquisitions. The Company is currently evaluating the possibility of franchising into smaller geographic markets, such as those areas with fewer than approximately 500,000 residents. Although no final decision has been made with respect to franchising, management believes that franchising into those small markets that the Company will not otherwise enter for several years may represent the best way to achieve its goal of having a national presence.

When the Company acquires an independent carpet cleaning business, the acquired company is converted to the VenturiClean-SM- System, new Venturi trucks are deployed into the area and the acquired company's old equipment is sold into the used market. In selecting a new market, Venturi's primary goal is to identify a market that has the potential to produce $100,000 in monthly revenues within six months after consummation of the acquisition. Venturi looks for the following attributes in acquisition candidates: five years successful operations within the market; favorable financial condition; reputation for quality service and integrity; quality management dedicated to aggressive growth; willingness to accept stock in exchange for assets; and historic annual revenue in excess of $1,000,000. Where possible, Venturi seeks to acquire market leaders or those businesses with the largest market share. Venturi receives regular inquiries from other companies in the industries desiring to have access to the VenturiClean-SM- System and to become part of a larger organization. As Venturi's presence moves nationwide, it is anticipated that the inquiries from independent carpet cleaning companies will increase and the Company will be in a good position to pick and choose its acquisition candidates.

On March 31, 2000, the Company completed its acquisition of the assets and/or stock of several related carpet cleaning entities known as MPI. During 1999 Venturi had acquired MPI businesses located in Las Vegas, Phoenix, Jacksonville and Vancouver, British Columbia. With the March 31, 2000 closing, the Company acquired MPI businesses located in Portland, Oregon; Seattle, Washington; Miami, Orlando and Tampa, Florida; Atlanta, Georgia; and Colorado Springs and Denver, Colorado.

As of March 31, 2000, Venturi had approximately 185 carpet cleaning and restoration trucks in operation.

YEAR 2000

The Company believes it has resolved the potential impact of the Year 2000 on its processing of date-sensitive information and network systems. As of March 31, 2000, the Company has not experienced any significant negative effects due to the Year 2000 problem, either internally or with its customers or vendors. The Company's Year 2000 efforts involved a review of all information systems, both hardware and software, and installing upgrades to its computer systems as needed. The Company's costs related to its Year 2000 systems review and upgrade were not significant. There can be, however, no assurance that the Company will not incur any additional unforeseen expenses.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

On March 9, 2000, Venturi's board of directors increased from three to seven members. The new board of directors realigned management of the Company, and brought in several new executive officers who have extensive experience in growing and operating a carpet cleaning services business and in consolidating a fragmented industry. The following table sets forth certain information regarding the directors and executive officers of Venturi after March 9, 2000.

             NAME                       AGE            POSITION
             ----                       ---            --------
         Bruce E. Ranck                  51          Chairman, Director
         Michael F. Dougherty            46          Chief Executive Officer,
                                                     Director
         Gaylord M. Karren               50          Vice Chairman, Director
         John M. Hopkins                 47          President, Director
         Mitchell J. Martin              44          Vice President--Carpet,
                                                     Director
         Stuart W. Thorn                 44          Director
         Daniel Dornier                  38          Director
         James K. Stone                  35          Vice President--Restoration
         Brian W. Warren                 39          Vice President--Marketing
         Stephen S. Abate                36          Chief Financial Officer
         Randy K. Johnson                46          Secretary, General Counsel


The Bylaws of Venturi provide for a board of directors of between one and nine members. Prior to March 9, 2000, the board of directors consisted of Messrs. Karren, Hopkins and Stone. On March 9, 2000, Mr. Stone resigned from the board and Messrs. Ranck, Dougherty, Martin, Thorn and Dornier were appointed to fill the vacancy created by Mr. Stone's resignation and the newly created vacancies. During 1999, the board held six meetings. No director attended fewer than 75% of all meetings of the board.

The directors of Venturi hold office until the next annual meeting of stockholders of Venturi or until their successors are elected and duly qualified. All officers serve at the discretion of the directors.

Prior to March 9, 2000, Venturi did not have an audit committee or a compensation committee of the board of directors. At its March 9, 2000 board meeting, Venturi's board established an audit committee consisting of Stuart
W. Thorn (chair), Bruce E. Ranck and Daniel Dornier, all outside directors, and a compensation committee consisting of Bruce E. Ranck (chair), Stuart W. Thorn and Gaylord M. Karren. The audit committee oversees all of the financial functions of the Company, and the Compensation Committee formulates and establishes compensation policies and guidelines, sets executive compensation, grants stock options and oversees such other compensation issues as may come before the board of directors.

BUSINESS EXPERIENCE

BRUCE E. RANCK               has served as Chairman of the board of directors
                             of Venturi since March 9, 2000. Mr. Ranck is managing partner of True Blue Partners, an investment partnership located in Houston,
                             Texas. From 1995 to 1999 Mr. Ranck was President and Chief Executive Officer of Browning Ferris
                             Industries, Inc. (BFI), a worldwide leader in the waste industry, having served as President and Chief Operating Officer of BFI since 1991, and as Executive Vice President from 1989 to 1991. Prior to 1989 Mr.

                             Ranck was Regional Vice President of BFI. BFI was an early and successful pioneer in the business strategy of consolidating a highly fragmented service industry through strategic acquisitions.

MICHAEL F. DOUGHERTY         has served as Chief Executive Officer of Venturi
                             since February 22, 2000. For 20 years prior to joining Venturi, Mr. Dougherty was employed in management capacities by BFI, and Allied Waste
                             Industries following its acquisition of BFI.
                             Most recently, Mr. Dougherty was District
                             Manager for the Eastern Pennsylvania District of
                             Allied Waste Industries and Area Vice-President of BFI with responsibilities for a seven state area. Mr. Dougherty received a BS degree in accounting from Mount Saint Mary's College in
                             Emmitsburg, Maryland.

GAYLORD M. KARREN            is a co-founder of Venturi, and served as its
                             Chairman and Chief Executive Officer since the
                             Company's founding until March 9, 2000. Prior to founding Venturi, Mr. Karren founded a property management company; formed and operated oil and gas ventures; and directed lending operations for leading banks in Montana. Mr. Karren obtained his Bachelor of Science degree in Finance and Banking from Brigham Young
                             University in 1973; and attended the American
                             Banking Association Graduate School of Banking at the University of Oklahoma in 1979.

JOHN M. HOPKINS              has served as President and Director since
                             Venturi's founding. Prior to forming Venturi, Mr. Hopkins was a property manager, and co-founded an oil and gas service company. In addition, he was active in chemical and oil sales operations. Mr. Hopkins attended Utah
                             State University, with a pre-engineering emphasis.

MITCHELL J. MARTIN           has served as a director and as Vice President
                             of Venturi since March 9, 2000. In partnership with Lloyd E. Peterman, Mr. Martin founded
                             Martin & Peterman, Inc. ("MPI"), a professional carpet cleaning services company recently acquired by Venturi. Prior to its acquisition by Venturi, MPI had operations in seven states, generating annual revenue in excess of $11 million. Mr. Martin is one of approximately 200
                             IICRC Senior Certified Carpet Inspectors nationwide. This certification is an industry acknowledgment of expertise in the carpet cleaning and restoration area. Mr. Martin attended the University of Pittsburgh.

STUART W. THORN              has served as a director of Venturi since March
                             9, 2000. Mr. Thorn is the President and Chief
                             Operating Officer of Beaulieu Group, LLC, an international leader in the manufacture of carpets and rugs. From 1995 to 1997, Mr. Thorn was Chief Financial Officer for Beaulieu Group,
                             LLC. Prior to Joining Beaulieu Group, Mr. Thorn was Vice President of Finance for the International Grocery Products Division of the
                             Campbell Soup Company. Mr. Thorn received a
                             Bachelor and a Master's degree in Business
                             Administration from the Wharton School of Business of the University of Pennsylvania.

DANIEL DORNIER               has served as a director of Venturi since March
                             9, 2000. Mr. Dornier is a Managing Director and
                             Partner of Greenwich AG, a German Venture
                             Capital Investment Company. Since 1995 Mr.
                             Dorneir has managed investment portfolios for high net worth individuals in Europe. Between
                             1993 and 1995 Mr. Dornier was a private
                             investment manager for various family owned businesses, and prior to that he was an investment banker at SBC Warburg, Dillon, Reed.
                             Mr. Dornier obtained an undergraduate degree in Business Administration from the University of Nuertingen, Germany, and an MBA from City
                             University in Bellevue, Washington.

JAMES K.  STONE              has served as Vice President--Restoration since
                             March 9, 2000. Prior to that Mr. Stone was a director of Venturi and was Vice President of Operations for the Company. Prior to joining
                             Venturi, Mr. Stone was the founder and chief operating officer of Pro-Tech Restoration, Inc.
                             and Stone Flood and Fire, which were acquired by the Company in 1996. Mr. Stone has also founded a securities firm.

BRIAN W. WARREN              has served as Vice President--Marketing since
                             March 9, 2000, shortly after he joined Venturi full time. Prior to joining Venturi, Mr. Warren was President of MaxCare, the professional cleaning systems division of Flooring America, the largest floor covering retailer in the world. From 1996 to 1998 Mr. Warren was Vice
                             President of Sales for Image Industries, a major floor covering manufacturer. He has also served in executive positions with Mohawk Industries and Wunda Weve Carpets.

STEPHEN S. ABATE             has been Chief Financial Officer of Venturi
                             since March 27, 2000. During 1998 and 1999, Mr.
                             Abate managed a 280 person accounting group as an Area Controller for BFI in a market area with annual revenues of approximately $1 billion.
                             From 1997 to 1998, Mr. Abate was an assistant controller for BFI, and before that was a Country Controller for BFI Italy and an
                             Assistant Regional Controller for BFI Europe.
                             Mr. Abate received a bachelors degree in Business Administration from the University of Maryland in College Park, Maryland.

RANDY K. JOHNSON             is Secretary and General Counsel of Venturi. He
                             joined Venturi full time in August 1999, after nineteen years of private law practice with various law firms and corporations in Utah and California. Most recently he was OF COUNSEL with the Salt Lake City law firm Mackey, Price &
                             Williams, and before that was a partner with the Salt Lake City law firm Fabian & Clendenin. In addition to practicing law, Mr. Johnson has started, operated and sold several small businesses. Mr. Johnson received his A.B. degree from the University of California, Berkeley, and his J.D. degree from the Boalt Hall School of Law at the University of California, Berkeley.

SECTION 16(a) COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of our common stock to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission within specified time periods. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of
Section 16(a) filings, we are aware that the following officers and directors were late filing a Form 3 Initial Statement of Beneficial Ownership of
Securities: James K. Stone, Executive Vice President and Director; Randy K. Johnson, Secretary; Michael F. Dougherty, Chief Executive Officer and Director; Bruce E. Ranck, Director; Stuart W. Thorn, Director; Daniel Dornier, Director, and Mitchell J. Martin, Vice President and Director.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information as to the compensation paid to Venturi's Chief Executive Officer, President, Executive Vice President and General Counsel for the three years ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM COMPENSATION
                                                                      --------------------------------------------------------
                                         ANNUAL COMPENSATION                   AWARDS                        PAYOUTS
                                   ---------------------------------  ---------------------------  ---------------------------
                                                           OTHER
                                                           ANNUAL     RESTRICTED   SECURITIES      LONG-TERM
    NAME AND                                            COMPENSATION   STOCK       UNDERLYING      INCENTIVE     ALL OTHER
PRINCIPAL POSITION           YEAR  SALARY($)  BONUS($)     ($)(1)      AWARDS($)  OPTIONS/SARS(#)   PAYOUT($)  COMPENSATION($)
--------------------         ----  ---------  --------  ------------  ----------  ---------------  ----------  ---------------
Gaylord M. Karren,           1999   20,700          0     130,038            0         100,000            0          0
Chairman, CEO and            1998   20,700          0      90,000            0         104,000            0          0
Director (prior              1997        0          0      90,000            0               0            0          0
to 2000) (2)

John M. Hopkins,             1999   20,697          0     126,406            0         100,000            0          0
President and                1998   20,200          0      90,000            0         104,000            0          0
Director (prior to           1997        0          0      90,000            0               0            0          0
2000) (3)

James K. Stone,              1999   63,750          0           0            0         250,000            0          0
Executive VP,                1998   48,000          0           0            0           2,000            0          0
Director (4)                 1997        0          0           0            0               0            0          0

Randy K. Johnson,            1999   62,500(5)       0      77,831(5)         0         200,000            0          0
Secretary and                1998        0          0           0            0               0            0          0
General Counsel (5)          1997        0          0           0            0               0            0          0


(1) During the previous three fiscal years, the Company paid management fees to Messrs. Karren and Hopkins, or to entities owned principally by them, in the approximate amounts indicated in the table. These fees were for services rendered by the officers.

(2) On February 21, 2000, the Company entered into a three (3) month employment agreement with Gaylord M. Karren, pursuant to which Mr. Karren will devote full time to the business of the Company as the Company's Co-founder and Vice-Chairman. Pursuant to the Agreement, the Company will pay to Mr. Karren a salary at the annualized rate of $175,000 per year. Upon the expiration or earlier termination of the Agreement, except for a termination caused by Mr. Karren voluntarily terminating his employment, the Company shall grant to Mr. Karren a five (5) year non-qualified stock option to purchase 150,000 shares of the Company's common stock for $0.01 per share, and the Company shall pay to Mr. Karren as severance $14,583.33 per month for nine months.

(3) On February 21, 2000, the Company entered into a three (3) month employment agreement with John M. Hopkins, pursuant to which Mr. Hopkins will devote full time to the business of the Company as the Company's Co-founder and President. Pursuant to the Agreement, the Company will pay to Mr. Hopkins a salary at the annualized rate of $175,000 per year. Upon the expiration or earlier termination of the Agreement, except for a termination caused by Mr. Hopkins voluntarily terminating his employment, the Company shall grant to Mr. Hopkins a five (5) year non-qualified stock option to purchase 150,000 shares of the Company's common stock for $0.01 per share, and the Company shall pay to Mr. Hopkins as severance $14,583.33 per month for nine months.

(4) Mr. Stone was an Executive Vice President and a director of the Company until March 9, 2000, at which time he resigned as a director and was appointed as Vice President--Restoration.

(5) On May 1, 1999, the Company entered into a three (3) year employment agreement with Randy K. Johnson, Secretary and General Counsel of the Company, pursuant to which Mr. Johnson was to devote at least half of his working time to the Company, and be paid half salary, until August 1, 1999, at which time he would devote full time to the company at full salary. Pursuant to the Agreement, the Company will pay to Mr. Johnson an annual salary of $125,000. In connection with the Agreement, the Company also granted to Mr. Johnson a ten (10) year non-qualified stock option to purchase 200,000 shares of the Company's common stock for $0.01 per share. The option fully vested on December 31, 1999. Prior to becoming employed by Venturi, Mr. Johnson provided legal services to Venturi as an attorney in private practice. During the year ended December 31, 1999, Mr. Johnson was paid $62,500 in salary and $77,831 for legal services as an outside attorney.

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

COMPENSATION PURSUANT TO BENEFIT PLANS AND ARRANGEMENTS

STOCK OPTIONS

By resolution dated July 1, 1997, Venturi's Board of Directors adopted a Dual Stock Option Plan, and reserved 2,000,000 shares of the Company's Common Stock for issuance pursuant to the Plan. The Plan is a continuation of a similar plan adopted by the Texas Corporation in July of 1996. The Plan, which is administered by the Board of Directors, allows options to be granted to either employees of the Company or to consultants (including directors). Options granted to employees may be either Incentive Stock Options under
Section 422 of the Internal Revenue Code of 1986, as amended, or Non-Statutory Stock Options at the discretion of the Board. The Board determines the terms of options granted under the Plan, including the number of shares subject to the option, exercise price, term and the rate at which the options become exercisable. The exercise price of all Incentive Stock Options granted under the Plan must be at least equal to the fair market value of the Common Stock of the Company on the date the option is granted.

The options have variable vesting schedules, with options granted to employees vesting in one year from the date of grant, and the term of any options under the Plan may not exceed ten years. If not terminated earlier, the Plan will terminate on July 1, 2006. Termination will not affect rights and obligations granted prior to termination. The Board has the authority to amend or terminate the Plan so long as such amendment or termination does not adversely affect any outstanding options.

As of March 31, 2000, a total of 1,822,569 stock options had been granted under the 1997 Plan. Options granted to employees under the Plan are generally intended to be Incentive Stock Options, with an exercise price of $2.40 per share, which represents the fair market value of the Company's common stock as of the dates the options were granted. The options vest one year after the date they are granted, have a five (5) year term, and must be exercised within three (3) months after termination of employment. The following options that were granted in 1999 have terms different than set forth above:

         1. In August 1999 a ten (10) year Non-Statutory Stock Option was granted to Randy K. Johnson, Secretary and General Counsel of the Company, to purchase 200,000 shares for $0.01 per share. The Option became fully vested on December 31, 1999, and it may be exercised any time before its ten (10) year expiration regardless of whether the holder is an employee of Venturi.

         2. In April 1999 a ten (10) year Non-Statutory Stock Option was granted to BJ Mendenhall, Controller of the Company, to purchase 20,000 shares of common stock at $1.00 per share. The option vests as to one third of the shares on April 1, 2000 and each year thereafter. The option may be exercised at any time before its ten (10) year expiration, regardless of whether the holder is an employee of Venturi.

         3. In May 1999 a ten (10) year Non-Statutory Stock Option was granted to Lewis Migliore, a consultant to the Company, to purchase 15,000 shares of common stock at $2.50 per share. The option vests as to one third of the shares on May 1, 2000, and each year thereafter.

At its Board meeting on March 9, 2000, the 1997 Plan was terminated, and a new stock option plan designated the 2000 Stock Option Plan was approved, subject to shareholder approval. A total of 1,750,000 shares will be allocated to the 2000 Plan.

In December, 1997, Venturi recorded compensation expense of $1,396,000 for the difference between the exercise price and the fair value of the underlying stock at the date of grant of 400,000 of the nonqualified options that had been granted in 1997 (which was $3.50 per share). In December, 1998, Venturi recorded compensation expense of $836,606 for the difference between the exercise price and the fair value of the underlying stock at the date of grant for nonqualified options granted in 1998. In December, 1999, Venturi recorded a compensation expense of $604,000 for the difference between the exercise price and the fair value of the underlying stock at the date of grant for compensatory options granted in 1999.

The following table sets forth information concerning individual grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 1999.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                              NUMBER OF SECURITIES        PERCENT OF TOTAL        EXERCISE OR BASE     EXPIRATION
                            UNDERLYING OPTIONS/SARS    OPTIONS/SARS GRANTED TO         PRICE              DATE
     NAME                           GRANTED           EMPLOYEES IN FISCAL YEAR
Gaylord M. Karren (1)               100,000                     9.8%                   $2.40              1/04

John M. Hopkins (2)                 100,000                     9.8%                   $2.40              1/04

James K. Stone (3)                  250,000                     24.5%                  $2.40              1/05

Randy K. Johnson (4)                200,000                     19.6%                  $0.01              4/09


(1) On January 4, 1999, two separate five (5) year stock options were granted to Gaylord M. Karren, Chairman of the Board and Chief Executive Officer of the Company, each entitling the holder to purchase 50,000 shares of common stock for $2.40 per share. One of the options for 50,000 shares vested immediately upon grant, and the other option for 50,000 vests one year from the date of grant.

(2) On January 4, 1999, two separate five (5) year stock options were granted to John M. Hopkins, President and a Director of the Company, each entitling the holder to purchase 50,000 shares of common stock for $2.40 per share, to vest one year from the date of grant. One of the options for 50,000 shares vested immediately upon grant, and the other option for 50,000 vests one year from the date of grant.

(3)      On January 4, 1999, a five (5) year stock option was granted to James
         K. Stone, Executive Vice President and a Director of the Company, to purchase 250,000 shares of common stock for $2.40 per share, to vest one year from the date of grant.

(4) On August 1, 1999, a ten (10) year stock option was granted to Randy K. Johnson to purchase 200,000 shares of common stock for $0.01 per share, which fully vested on December 31, 1999.

The following table sets forth information concerning the exercise of options by the Named Executive Officers during the fiscal year ended December 31, 1999, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 1999.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                    NUMBER OF SECURITIES UNDERLYING VALUE OF UNEXERCISED
                                                    UNEXERCISED OPTIONS/SARS        IN-THE-MONEY OPTIONS/SARS AT
                                                          AT DECEMBER 31, 1999(#)           DECEMBER 31, 1999($) (1)
                                                    ----------------------------------------------------------------
                     SHARES ACQUIRED      VALUE
      NAME           ON EXERCISE (#)  REALIZED ($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
      ----           ---------------  ------------    -----------    -------------    -----------    -------------
Gaylord M. Karren         -0-             -0-          154,000          50,000         $321,710         $23,750

John M. Hopkins           -0-             -0-          154,000          50,000         $321,710         $23,750

James K. Stone            -0-             -0-           2,000          250,000           $930          $118,750

Randy K. Johnson          -0-             -0-          200,000           -0-           $573,000           $0


(1) Calculated on the basis of the closing price for the Company's common stock on the over-the-counter market (OTCBB) for December 31, 1999 of $2.875 per share, minus the per share exercise price multiplied by the number of shares underlying the option.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 31, 2000, regarding ownership of Venturi's Common Stock (i) by each person known by Venturi to be the beneficial owner of more than 5% of Venturi's outstanding Common Stock, (ii) by each director of Venturi, (iii) by certain related stockholders, and (iv) by all executive officers and directors of Venturi as a group. All persons named have sole voting and investment power with respect to such shares, subject to community property laws, and except as otherwise noted. The table includes unexercised options to acquire Common Stock held by the persons listed. The table assumes that there are 25,541,885 shares of Common Stock beneficially owned by all shareholders (being the sum of 13,531,247 shares of Common Stock outstanding as of March 31, 2000 plus (i) 2,605,444 shares which may be acquired at any time pursuant to vested options, (ii) 2,484,435 shares issuable upon exercise of warrants which may be exercised at any time, (iii) 70,438 shares issuable upon conversion of 64,410 shares of Series A Preferred Stock which the Series A Preferred Stockholders have the right to acquire at any time, (iv) 1,190,000 shares issuable upon conversion of 238,000 shares of Series B Preferred Stock which the Series B Preferred Stockholders have the right to acquire at any time,
(v) 552,845 shares issuable upon conversion of 552,845 shares of Series C Preferred Stock which the Series C Preferred Stockholder has the right to acquire at any time, (vi) 4,607,476 shares issuable upon conversion of 2,303,738 shares of Series D Preferred Stock which the Series D Preferred Stockholder has the right to acquire at any time, and (vii) 500,000 shares issuable upon conversion of 100,000 shares of Series F Preferred Stock which the Series F Preferred Stockholder has the right to acquire at any time.

STOCKHOLDER NAME               NUMBER OF SHARES BENEFICIALLY OWNED      PERCENTAGE BENEFICIALLY OWNED

5%STOCKHOLDERS
Gaylord M. Karren (1)                       1,221,515                                  4.8%
John M. Hopkins   (2)                       1,221,515                                  4.8%

DIRECTORS AND OFFICERS
Bruce E. Ranck (3)                            500,000                                  2.0%
Michael F. Dougherty                               0                                      *
Gaylord M. Karren                           1,221,515                                  4.8%
John M. Hopkins                             1,221,515                                  4.8%
Mitchell J. Martin (4)                        387,667                                  1.5%
Stuart W. Thorn (5)                                0                                      *
Daniel Dornier (6)                          1,600,000                                  6.3%
James K. Stone                                324,832                                  1.3%
Stephen S. Abate                                   0                                      *


Randy K. Johnson                              200,000                                     *

All executive officers and directors
as a group (ten persons)                    5,455,529                                  21.4%

BENEFICIAL STOCKHOLDERS
Beaulieu Group, LLC                         4,607,476                                 18.0%
Greenwich AG                                1,600,000                                  6.3%
Aspen Capital Resources, LLC (7)            1,250,000                                  4.9%
Entrepreneurial Investors, Ltd. (8)         1,190,000                                  4.7%
Cochran Consulting                          3,545,455                                 13.9%


--------------
*        Less than 1%

(1) Includes 204,000 shares of Common Stock for which Mr. Karren holds options exercisable within sixty days, and 1,017,515 shares owned outright.

(2) Includes 204,000 shares of Common Stock for which Mr. Hopkins holds options exercisable within sixty days, and 1,017,515 shares owned outright.

(3) Consists of 100,000 shares of Series F Preferred Stock convertible into 500,000 shares of common stock, held by BER Investments, Ltd., a Texas limited partnership of which Mr. Ranck is the managing partner.

(4) Includes 25.5% of the (a) 10,000 shares held of record by MPI of Nevada, a Colorado general partnership, (b) 40,000 shares held of record by MPI of Arizona, a Colorado general partnership, and (c) 8,500 shares held of record by MPI of Northern Florida, a Colorado general partnership.

(5) Although Mr. Thorn is the Chief Operating Officer of Beaulieu Group, LLC, holder of 2,303,738 shares of Series D Preferred Stock convertible into 4,607,476 shares of common stock, Mr. Thorn does not have the power to vote or dispose of such shares.

(6) Includes all 1,600,000 shares held of record by Greenwich AG, a German investment company of which Mr. Dornier is a managing director and partner.

(7) Includes all 1,000,000 shares of common stock issued to Aspen Capital Resources, LLC upon conversion of its Series E Preferred Stock, plus 250,000 shares issuable upon exercise of a warrant that first becomes exercisable on May 15, 2000. Aspen Capital Resource Partners, LLC also holds warrants to purchase an additional 783,333 shares which was not included herein because that warrant does not become exercisable until June 15, 2000.

(8) Includes common stock issuable upon conversion of Series B Preferred Stock, held by Entrepreneurial Investors, Ltd., a Bahamas investment company, of which Robert E. Cordes is the sole director. As such, Mr. Cordes has the power to vote and direct the disposition of the Series B Preferred Stock held by Entrepreneurial Investors, Ltd. The stock of Entrepreneurial Investors, Ltd. is widely held entirely by European investors.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth herein describes certain transactions between the Company and certain affiliated parties. Future transactions, if any, will be approved by a majority of the disinterested members of the Company and will be on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

Venturi has outstanding loans from its executive officers and principal stockholders. It presently owes Gaylord M. Karren $10,527 and James K. Stone $273,639. The loan from Mr. Karren does not bear interest, is payable on demand, and has no scheduled repayment terms with the exception of the payment of $1,965 per month to Mr. Karren to enable him to repay the source of the loan funds, a second mortgage on his personal residence. The loans from James Stone bear interest ranging from 9.1125% to 11.5%. Monthly payments on the loans from James Stone are $6,000.

Venturi issued 700,866 shares of Common Stock to Gaylord M. Karren and John
M. Hopkins in consideration of the assignment to Venturi of certain patent applications. Venturi owns 7% of the outstanding stock of Primacide, Inc., a Delaware corporation that provides equipment to Venturi to produce the EO water used in the VenturiClean-SM- System used by Venturi under an Exclusive Use and Purchase Agreement between Venturi and Primacide, LLC, which agreement has been assumed by Primacide, Inc. Beaulieu Group, LLC, a principal shareholder of Venturi, owns 5% of the outstanding stock of Primacide, and 35% of Primacide is owned by a limited liability company of which Gaylord Karren, co-founder and Vice Chairman of the Board of Venturi, and John Hopkins, co-founder and President of Venturi, each own 17.5%. Venturi has loaned Primacide $40,024 to fund its ongoing operations. This loan bears interest at 8% per annum, and is payable on demand at any time after March 1, 1999.

Randy K. Johnson joined Venturi full time from the private practice of law on August 1, 1999. During the year ended December 31, 1999, Venturi paid Mr. Johnson a total of $77,831 for legal services rendered to Venturi prior to August 1, 1999. Venturi still owes Mr. Johnson $21,760.25 for legal services rendered prior to August 1, 1999.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

EXHIBIT NO.                DOCUMENT
-----------                --------
   3.0              Articles of Incorporation of Venturi Technologies, Inc.
                    (Nevada), as amended (1)
   3.1              Bylaws of Venturi Technologies, Inc.(1)
   3.2              Amended and Restated Articles of Incorporation of Venturi
                    Technologies, Inc. (Texas) dated 5-23-96 (1)
   3.3              Articles of Incorporation of Action Venturi Technology, Inc.
                    dated 8-15-94 (1)
   3.4              Bylaws of Action Venturi Technology, Inc.(1)
   3.5              Articles of Incorporation of T-Co Manufacturing, Inc. dated
                    5-8-97(1)
   3.6              Amendment to Bylaws adopted April 14, 1999(3)
   3.7              Certificate of Amendment of Articles of Incorporation,
                    increasing total authorized stock to 32,000,000 shares filed with Nevada Secretary of State on December 7, 1999
   4.0              Specimen Stock Certificate(1)
   4.1              Articles of Incorporation of Venturi Technologies, Inc.
                    (Nevada), as amended pp. 4-5 (See above Exhibit 3.0)(1)
   4.2              Bylaws of Venturi Technologies, Inc., pp. 12-13 (See above
                    Exhibit 3.0)(1)
   4.3              Certificate of Designation of Preferences, Limitations, and
                    Relative Rights for Venture Technology Enterprises, Inc. for
                    Series A and Series B Preferred Stock dated 12-24-97(1)
   4.4              Action by Unanimous Written Consent of the Board of
                    Directors of Venturi Technologies Inc. Creating Series C
                    Preferred Stock dated 7-98 with Exhibit(1)
   4.5              Registration Rights Agreement with Equity Services, Ltd.
                    dated 12-31-97(1)
   4.6              Registration Rights Agreement with Entrepreneurial
                    Investors, Ltd. dated 12-31-97(1)
   4.7              Lock up Agreement with Equity Services, Ltd. dated
                    12-23-97(1)
   4.8              Lock Up Agreement with Invest Linc Emerging Growth Equity
                    Fund I, L.L.C. dated 7-28-98(1)
   4.9              Master Equipment Financing Agreement with Sentry Financial
                    Corp. dated 6-18-96(1)
   4.10             Master Lease Agreement with Northstar Capital LLC dated
                    2-17-98(1)
   4.11             Certificate of Designation of Series D Convertible Preferred
                    Stock ($0.001 par value) filed
                    with Nevada Secretary of State on April 13, 1999(3)
   4.12             Certificate of Designation of Series E Cumulative
                    Convertible Preferred Stock ($0.001 par
                    value)  filed Nevada Secretary of State on December 14, 1999
   4.13             Certificate of Amendment of Certificate of Designation of
                    Series E Cumulative Convertible Preferred Stock filed with
                    Nevada Secretary of State on approximately January 25, 2000
   4.14             Certificate of Designation of Preferences, Limitations and
                    Relative Rights for Venturi Technologies, Inc., 6%
                    Cumulative Convertible Series F Preferred Stock filed with
                    Nevada Secretary of State on March 7, 2000
   5.0              Opinion Letter of Mackey Price & Williams regarding Legality of Securities dated 7-29-98(1)
   10.0             Dual Stock Option Plan between Venturi Technology
                    Enterprises, Inc. and its key employees, officers, directors and consultants dated 7-1-97(1)
   10.1             Form Incentive Stock Option Agreement between Venturi
                    Technology Enterprises, Inc. and its employees dated
                    1-1-97(1)
   10.2             Form Non-Statutory Stock Option Agreement between Venture
                    Technology Enterprises, Inc. and its consultants dated
                    7-1-97(1)
   10.3             Non-statutory Stock Option Agreement between Venture
                    Technology Enterprises, Inc. and Merril Littlewood dated
                    7-1-97(1)



10.4              Requirements Agreement with DT Enterprises dated 2-15-96(1)
10.5 Exclusive Use and Purchase Agreement between Primicide, LLC and Venturi Technologies, Inc.(1)
10.6              Placement Agent's Option Certificate with Equity Services,
                  Ltd. dated 6-30-98(1)
10.7              Agreement of Collateral between Gaylord Karren and John
                  Hopkins and HiTek Carpet Care Inc. dated 3-97(1)
10.8              Patent Application Assignment between John M. Hopkins and
                  Venturi Technology Enterprises, Inc. dated 12-22-97(1)
10.9              Patent Application Assignment between Gaylord Karren and
                  Venturi Technology Enterprises, Inc.
                  dated 12-22-97(1)
10.10             Patent Assignment between John M. Hopkins and Venturi
                  Technology Enterprises, Inc. dated 12-22-97(1)
10.11             Verified Statement Claiming Small Entity Status by John M.
                  Hopkins dated 3/17/97(1)
10.12             Verified Statement Claiming Small Entity Status by Gaylord
                  Karren dated 3-17-97(1)
10.13             Master Equipment Financing Agreement with Sentry Financial
                  Corp. dated 6-18-96 (See above Exhibit 4.9)(1)
10.14             Master Lease Agreement with Northstar Capital LLC dated
                  1-17-98 (See above Exhibit 4.10)(1)
10.15             Warrant Purchase Agreement between Northstar Capital, LLC and
                  Venturi Technology Enterprises, Inc. dated 2-17-98(1)
10.16             Letter from Capital Partners Extending Lease Funding to
                  Venturi Technology Enterprises, Inc. dated 5-7-98(1)
10.17 Agreement of Purchase and Sale of Assets between Bill Thomas, d.b.a. T-Co Carpet Cleaning and T-Co Heating Systems, and
                  Venturi Technologies, Inc. dated 3-96(1)
10.18             Agreement of Purchase and Sale of Assets between Michael
                  Shurtliff, d.b.a. Protech Carpet Cleaning and Flood
                  Restoration, and Venturi Technology Enterprises, Inc. dated
                  3-31-98(1)
10.19             Bill of Sale and Assignment between Michael Shurtliff, d.b.a.
                  Protech Carpet Cleaning and Flood Restoration, and Venturi
                  Technology Enterprises, Inc.(1)
10.20             Liabilities Undertaking between Michael Shurtliff, d.b.a.
                  Protech Carpet Cleaning and Flood Restoration, and Venturi
                  Technology Enterprises, Inc. dated 4-98(1)
10.21             Non-Competition, Confidentiality and Continuity of Business
                  Dealings Undertaking between Michael Shurtliff, d.b.a. Protech
                  Carpet Cleaning and Floor Restoration, and Venturi Technology
                  Enterprises, Inc. dated 4-98(1)
10.22             Agreement of Purchase and Sale of Assets between Reed T. and
                  Lana B. Buley, d.b.a. Complete Carpet Service, and Venturi
                  Technology Enterprises, Inc. dated 4-30-98(1)
10.23 Bill of Sale and Assignment between Reed T. and Lana B. Buley and d.b.a. Complete Carpet Service and Venturi Technology
                  Enterprises, Inc.(1)
10.24 Liabilities Undertaking between Reed T. and Lana B. Buley d.b.a. Complete Carpet Service and Venturi Technology
                  Enterprises, Inc. dated 4-98(1)
10.25             Non-Competition, Confidentiality and Continuity of Business
                  Dealings Undertaking between Reed T. and Lana B. Buley d.b.a.
                  Complete Carpet Service and Venturi Technology Enterprises,
                  Inc. dated 4-98(1)
10.26             Letter of Intent re: Proposed Acquisition by Venturi
                  Technology Enterprises, Inc. of Carpet and Upholstery Cleaning
                  Assets of Daniel M. Levine(1)
10.27             Agreement of Purchase and Sale of Assets between Daniel M. and
                  Kathleen L. Levine, d.b.a. All Valley Carpet, All Valley
                  Carpet & Upholstery and All Valley Restoration Service, and
                  Venturi Technology Enterprises dated 7-3-98(1)
10.28             Bill of Sale and Assignment between Daniel M. and Kathleen L.
                  Levine, d.b.a. All Valley Carpet, All Valley Carpet &
                  Upholstery and All Valley Restoration Service, and Venturi
                  Technology Enterprises, Inc.(1)
10.29             Liabilities Undertaking between Daniel M. Levine, d.b.a. All
                  Valley Carpet, All Valley Carpet & Upholstery and All Valley
                  Restoration Service, and Venturi Technology Enterprises dated
                  7-3-98(1)
10.30             Non-Competition, Confidentiality and Continuity of Business
                  Dealings Undertaking between Daniel M. Levine and Venturi
                  Technology Enterprises dated 7-3-98(1)



10.31 Agreement of Purchase and Sale of Assets between Video Aire and Venturi Technology Enterprises, Inc. dated 6-30-98(1)
10.32             Letter of Intent re: Proposed Acquisition of Assets between
                  Dirt Free Carpet & Upholstry [sic] Cleaning Inc. and Venturi
                  Technology Enterprises dated 6-29-98(1)
10.33             Letter of Intent re: Proposed Acquisition of Assets between
                  Rob Bleyl d.b.a. Disaster Plus and Venturi Technology
                  Enterprises, Inc. dated 7-22-98(1)
10.34             Letter of Intent re: Proposed Acquisition of Duct Cleaning
                  Business of Bob L. Allen dated 7-29-98(1)
10.35             Stock Purchase Agreement between CDL Capital Corp., CDL
                  Emerging Growth Equity Fund I, L.L.C., Gaylord Karren and John
                  Hopkins, and Venturi Technology Enterprises dated 4-10-98(1)
10.36             Placement Agreement of Venturi Technology Enterprises, Inc.
                  with Equity Services, Ltd. dated 12-31-97(1)
10.37             Investor Subscription Agreement of Venturi Technology
                  Enterprises, Inc. with Entrepreneurial Investors, Ltd. dated
                  12-31-97(1)
10.38             Soliciting Dealer Agreement between Dominion Capital and
                  Venturi Technologies, Inc. dated 8-9-96(1)
10.39             Agreement and Plan of Reorganization of Venturi Technologies,
                  Inc. and HiTek Carpet Care Inc. dated 5-15-97(1)
10.40             Stock-for-Stock Reorganization Agreement between HiTek Carpet
                  Care, Inc. and stockholders of Venturi Technologies, Inc.
                  dated 6-9-97(1)
10.41             Promissory Note between HiTek Carpet Care, Inc. and Venturi
                  Technologies, Inc. dated 5-31-97(1)
10.42             Business and Financial Advisory Agreement between CDL Capital
                  Corp. and Venturi Technology Enterprises, Inc. dated
                  3-10-98(1)
10.43 Application for Certificate of Authority to Transact Business in Texas by Venturi Technology Enterprises, Inc.(1)
10.44             Consent of Combustion Resources, L.L.C. dated September 29,
                  1988(2)
10.45             Agreement of Purchase and Sale of Assets dated as of August
                  14, 1998 re Dirt Free Carpet and Upholstery Cleaning, Inc.(2)
10.46             Non-Competition, Confidentiality and Continuity of Business
                  Dealings Undertaking dated as of August 14, 1998(2)
10.47             Employment Agreement with Robert Bleyl dated October 5,
                  1998(2)
10.48             Employment Agreement with David J. Bleyl dated October 5,
                  1998(2)
10.49             Agreement of Purchase and Sale Assets dated as of October 5,
                  1998 with Disaster Plus corp., Robert D. Bleyl and David J,.
                  Bleyl(2)
10.50             Stock Purchase Agreement, dated April 14, 1999 between Venturi
                  Technologies, Inc. and Beaulieu Group, LLC(3)
10.51             Marketing Agreement, dated April 14, 1999 between Venturi
                  Technologies, Inc. and Beaulieu Group, LLC(3)
10.52             Registration Rights Agreement, dated April 14, 1999 between
                  Venturi Technologies, Inc. and Beaulieu Group, LLC(3)
10.53             Lock-up Agreement, dated April 14, 1999, executed by Gaylord
                  Karren in favor of Beaulieu Group, LLC(3)
10.54             Lock-up Agreement, dated April 14, 1999, executed by John
                  Hopkins in favor of Beaulieu Group, LLC(3)
10.55             Securities Purchase Agreement, dated June 3, 1999 between
                  Venturi Technologies, Inc. and Greenwich A.G.(4)+
10.56             Registration Rights Agreement dated June 3, 1999 between
                  Venturi Technologies, Inc. and Greenwich A.G.(4)
10.57             License Right of First Refusal Agreement dated June 3, 1999 between Venturi Technologies, Inc. and Greenwich A.G.(4)
10.58             Lock-up Agreement, dated June 3, 1999, executed by Gaylord
                  Karren in favor of Greenwich A.G(4)
10.59             Lock-up Agreement, dated June 3, 1999, executed by John
                  Hopkins in favor of Greenwich A.G.(4)


10.60             Lock-up Agreement, dated June 3, 1999, executed by Greenwich
                  A.G. in favor of Venturi Technologies, Inc.(4)
10.61             Warrant to Purchase Shares of Common Stock, dated June 3,
                  1999, between Venturi Technologies, Inc. and Greenwich A.G.(4)
10.62             Restated Global Agreement for Purchase and Sale between
                  Venturi Technologies, Inc. and various seller entities as
                  described therein, dated October 19, 1999(5)
10.63             Agreement for Purchase and Sale of Assets between MPI of
                  Nevada, a Colorado general partnership, and Venturi
                  Technologies, Inc. dated October 19, 1999(5)
10.64             Stock Purchase Agreement between All Fours Distributing, Inc.
                  and Jason Dupuis (as the shareholders of 593693 B.C. LTD.) and
                  Venturi Technologies, Inc. dated October 19, 1999(5)
10.65             Agreement for Purchase and Sale of Assets between MPI of
                  Arizona, an Arizona general partnership, and Venturi
                  Technologies, Inc. dated November 15, 1999(6)
10.66             Agreement for Purchase and Sale of Assets between MPI of
                  Northern Florida, a Colorado general partnership, and Venturi
                  Technologies, Inc. dated December 13, 1999(7)
10.67             Agreement for Purchase and Sale of Assets between Jon T.
                  Freeberg and Bridget E. Freeberg, dba Kentuckiana's Best
                  Cleaning Co., and Venturi Technologies, Inc. dated November 8,
                  1999
10.68             Stock Purchase Agreement between Jeffery L. Leavitt as Seller and Venturi Technologies, Inc. as Purchaser regarding
                  J.L.L.C., Inc., dba Leavitt Restoration Services, dated as of
                  September 30, 1999
10.69             Stock Purchase Agreement between Mitchell J. Martin and Lloyd
                  Peterman as Sellers and Venturi Technologies, Inc. as
                  Purchaser regarding All Fours Distributing, Inc., executed on
                  March 31, 2000, effective February 1, 2000
10.70             Stock Purchase Agreement between Mitchell J. Martin and Lloyd
                  Peterman as Sellers and Venturi Technologies, Inc. as
                  Purchaser regarding MPI of Colorado, Inc., formerly known as
                  Martin & Peterman, Inc., executed on March 31, 2000, effective
                  February 1, 2000
10.71             Stock Purchase Agreement between Mitchell J. Martin and Lloyd
                  Peterman as Sellers and Venturi Technologies, Inc. as
                  Purchaser regarding MPI of Florida, Inc., executed on March
                  31, 2000, effective February 1, 2000
10.72             Stock Purchase Agreement between Mitchell J. Martin and Lloyd
                  Peterman as Sellers and Venturi Technologies, Inc. as
                  Purchaser regarding MPI of Oregon, Inc., executed on March 31,
                  2000, effective February 1, 2000
10.73             Agreement for Purchase and Sale of Percentage Interest in
                  Partnership between McNamara Enterprises, Inc. as Seller and
                  Venturi Technologies, Inc. as Purchase regarding MPI of
                  Georgia, executed on March 31, 2000, effective February 1,
                  2000
10.74             Agreement for Purchase and Sale of Percentage Interest in
                  Partnership between Eikov Enterprises, Inc. as Seller and
                  Venturi Technologies, Inc. as Purchase regarding MPI of
                  Southern Florida, executed on March 31, 2000, effective
                  February 1, 2000
10.75             Agreement for Purchase and Sale of Percentage Interest in
                  Partnership between Delabarre Enterprises, Inc. as Seller and
                  Venturi Technologies, Inc. as Purchase regarding MPI of
                  Washington, executed on March 31, 2000, effective February 1,
                  2000
27.0              Financial Data Schedule


------------

(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on August 3, 1998.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on October 19, 1998.
(3) Incorporated by reference from Quarterly Report on Form 10-QSB for quarter ended March 31, 1999, as filed on May 15, 1999.
(4) Incorporated by reference from Quarterly Report on Form 10-QSB for quarter ended June 30, 1999, as filed on August 16, 1999.
(5) Incorporated by reference from Current Report on Form 8-K dated October 19, 1999.
(6) Incorporated by reference from Current Report on Form 8-K dated November 15, 1999.
(7) Incorporated by reference from Current Report on Form 8-K dated December 15, 1999.

         (b)  REPORTS ON FORM 8-K

                  (i) Current Report on Form 8-K dated October 19, 1999 regarding the agreement to acquire the related MPI entities and regarding the closing of the acquisition of MPI of Nevada and 593693 B.C. LTD (Sunburst Carpet
                           Care).

                  (ii) Current Report on Form 8-K dated November 15, 1999 regarding the acquisition of MPI of Arizona.

                  (iii) Current Report on Form 8-K dated December 15, 1999 regarding the acquisition of MPI of Northern Florida.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VENTURI TECHNOLOGIES, INC.


Dated: April 14, 2000                  By:  /s/ Michael F. Dougherty
                                          --------------------------------
                                          Michael F. Dougherty
                                          Chief Executive Officer


      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.


       SIGNATURE                    TITLE                           DATE

/s/ Michael F. Dougherty     Chief Executive Officer            April 14, 2000
------------------------     and Director (Principal
Michael F. Dougherty         Executive Officer)


/s/ John M. Hopkins          President and Director             April 14, 2000
------------------------
John M. Hopkins


/s/ Gaylord M. Karren        Director                           April 14, 2000
------------------------
Gaylord M. Karren


/s/ Mitchell J. Martin       Director                           April 14, 2000
------------------------
Mitchell J. Martin


/s/ Stephen S. Abate         Chief Financial Officer            April 14, 2000
------------------------     (Financial and Accounting
Stephen S. Abate             Officer)


/s/ Randy K. Johnson         Secretary and General Counsel      April 14, 2000
------------------------
Randy K. Johnson

                           VENTURI TECHNOLOGIES, INC.
                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                       WITH REPORT OF INDEPENDENT AUDITORS

                           VENTURI TECHNOLOGIES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998





CONTENTS


Report of Independent Auditors........................................................1

Audited Consolidated Financial Statements

Consolidated Balance Sheets...........................................................2
Consolidated Statements of Operations.................................................3
Consolidated Statements of Stockholders' Equity ......................................4
Consolidated Statements of Cash Flows.................................................6
Notes to Consolidated Financial Statements............................................7


                                    [LETTERHEAD]



                            INDEPENDENT AUDITORS' REPORT



         Board of Directors
         Venturi Technologies, Inc.

         We have audited the accompanying consolidated balance sheets of Venturi Technologies, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Venturi Technologies, Inc. as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.


         [LOGO]

         March 31, 2000

                           VENTURI TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                         December 31
                                                                                                 1999                   1998
                                                                                             ------------           ------------
ASSETS
Current assets
      Cash and cash equivalents                                                              $    242,786           $    266,931
      Accounts receivable, net of allowance of $120,000 in 1999
         and $27,000 in 1998                                                                      971,883                548,449
      Note Receivable - related party - Note E                                                     40,024                 40,024
      Other current assets                                                                        185,094                  2,392
                                                                                             ------------           ------------
Total current assets                                                                            1,439,787                857,796
Fixed assets - Note C
      Capital lease equipment                                                                   6,665,047              1,877,359
      Machinery and equipment                                                                   1,339,365                711,148
      Computer and office equipment                                                               366,952                124,464
      Automobiles and trucks                                                                      982,158              1,077,938
      Buildings                                                                                         -                139,000
      Land                                                                                              -                 20,000
                                                                                             ------------           ------------
Total fixed assets                                                                              9,353,522              3,949,909
      Less accumulated depreciation                                                            (2,389,269)            (1,638,300)
                                                                                             ------------           ------------
Net fixed assets                                                                                6,964,253              2,311,609
Deferred tax asset, net of valuation allowance of
      $2,718,768 in 1999 and $837,000 in 1998 - Note G                                          3,648,000              3,182,162
Goodwill, net of amortization of $2,877                                                           502,362                      -
Lease and rent deposits                                                                           264,285                115,133
                                                                                             ------------           ------------
Total assets                                                                                 $ 12,818,687           $  6,466,700
                                                                                             ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                                       $  1,403,333           $  1,649,394
      Accrued liabilities - Note J                                                              1,493,065                811,970
      Commercial Finance Group - Note B                                                                 -                295,239
      Notes payable to stockholders - Note B                                                       58,176                225,202
      Current portion long-term debt and capital leases-Note C                                  1,580,488                822,113
                                                                                             ------------           ------------
Total current liabilities                                                                       4,535,062              3,803,918
Long-term liabilities - Note C
      Notes payable - stockholders                                                                617,148                316,264
      Capital lease obligations, net of unamortized discount                                    4,675,838                338,253
      Notes payable to banks and vehicle finance companies                                        101,793                176,380
      Notes payable - other                                                                        23,272                 49,787
                                                                                             ------------           ------------
Total long-term liabilities                                                                     5,418,051                880,684
Commitments and contingencies - Note I                                                                  -                      -
Stockholders' equity - Note D
      Preferred stock, -Series A through E, $.001 par value,
         cumulative, convertible, 5,000,000 shares authorized,
         3,163,993 and 877,255 shares issued and outstanding in 1999 and
         1998, respectively                                                                         3,163                    877
      Common stock, $.001 par value, 20,000,000 shares authorized,
         11,266,418 shares issued and 11,263,718 outstanding in 1999, and
         5,837,361 shares issued and outstanding in 1998                                           11,267                  5,837
      Additional Paid-in capital                                                               19,375,728              9,698,963
      Common shares held in treasury                                                              (11,891)                     -
      Retained earnings (deficit)                                                             (16,512,693)            (7,923,579)
                                                                                             ------------           ------------
Total stockholders' equity                                                                      2,865,574              1,782,098
                                                                                             ------------           ------------
Total liabilities and stockholders' equity                                                   $ 12,818,687           $  6,466,700
                                                                                             ============           ============


                                    SEE NOTES TO FINANCIAL STATEMENTS

                            VENTURI TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Year ended December 31
                                                                     1999                  1998
                                                                -------------         --------------
                                                                                     (Restated-Note A)
Revenues:
     Carpet cleaning and restoration                             $  9,956,218           $  6,290,886

Expenses:
     Carpet cleaning and restoration costs                          5,577,693              3,884,475
     Advertising                                                      844,946                575,583
     Other selling, general & administrative                        9,392,218              6,590,241
     Depreciation and amortization                                    858,549                494,057
                                                                 ------------           ------------
Total expenses                                                     16,673,406             11,544,356
                                                                 ------------           ------------

Net (loss) from operations                                         (6,717,188)            (5,253,470)

Other income and expense:
     Interest expense and amortization of debt discount            (1,571,602)              (854,941)
     Interest income                                                        -                  6,189
     Gain on sale of assets                                           121,169                 38,261
     Impairment losses                                               (822,921)                     -
                                                                 ------------           ------------
                                                                   (2,273,354)              (810,491)

Net (loss) before income tax benefit                               (8,990,542)            (6,063,961)

Income tax benefit                                                    465,838              3,182,162
                                                                 ------------           ------------

Net (loss)                                                      $  (8,524,704)           $ 2,881,799)
                                                                 ============           =============

Per share amounts (basic and diluted):

     Net loss from operations before
        income tax benefit                                        $     (1.02)           $     (1.28)
     Income tax benefit                                           $       .05                    .66
                                                                  ------------           ------------

     Net (loss)                                                   $      (.97)           $      (.62)
                                                                  ============           ============

Weighted average shares used in computing
     per share amounts                                              8,730,304              4,796,554
                                                                  ============            ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

                           VENTURI TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                                         Preferred Stock     Preferred Stock
                                Common Stock          (Series A through E)    Subscription
                            SHARES       AMOUNT        SHARES      AMOUNT      Receivable
                         ------------ ------------  ------------------------  ------------
Balances at
   January 1, 1998         4,542,753   $     4,542     269,410   $       269  $   (870,000)
Common stock issued
   for cash                  908,468           908
Compensatory stock
   options at fair value
   - Note D
Common stock issued
   in lieu of interest        21,600            22
Common stock issued
   for consulting services,
   fees and wages            155,720           156
Common stock issued
   upon conversion of
   warrants                  208,820           209
Proceeds received for
   preferred shares
   subscribed                                                                      870,000
Series B preferred stock
   issued for cash                                      47,747            48
Series B preferred stock
   issued for fees                                       7,253             7
Series A preferred stock
   dividends paid or
   accrued
Series C preferred stock
   issued for cash                                     480,975           481
Series C preferred stock
   issued for fees                                      71,870            72
Warrants issued with
   lease line
Warrants issued for
   legal and consulting
   fees at fair value
Normal pre-pooling
   distributions made
   to shareholders of
   acquired entities
Net loss                  -----------  -------------   -------   ------------   ------------


Balances at
   December 31, 1998       5,837,361   $     5,837     877,255   $       877    $        -
                          ===========  =============   =======   ============   ============


                                         Additional    Retained
                                          Paid-in      Earnings
                                          Capital      (DEFICIT)       TOTAL
                                      --------------------------------------------------
Balances at
   January 1, 1998                     $ 4,421,161    $(4,520,878)    $ (964,906)
Common stock issued
   for cash                                421,097                       422,005
Compensatory stock
   options at fair value
   - Note D                                767,920                       767,920
Common stock issued
   in lieu of interest                      75,578                        75,600
Common stock issued
   for consulting services,
   fees and wages                          544,844                       545,000
Common stock issued
   upon conversion of
   warrants                                104,201                       104,410
Proceeds received for
   preferred shares
   subscribed                                                            870,000
Series B preferred stock
   issued for cash                         879,897                       879,945
Series B preferred stock
   issued for fees                         145,048                       145,055
Series A preferred stock
   dividends paid or
   accrued                                                (64,410)       (64,410)
Series C preferred stock
   issued for cash                         985,519                       986,000
Series C preferred stock
   issued for fees                         147,262                       147,334
Warrants issued with
   lease line                            1,137,750                     1,137,750
Warrants issued for
   legal and consulting
   fees at fair value                       68,686                        68,686
Normal pre-pooling
   distributions made
   to shareholders of
   acquired entities                                     (456,492)      (456,492)
Net loss                                               (2,881,799)    (2,881,799)
                                    --------------   -------------    -----------
Balances at
   December 31, 1998                $    9,698,963   $ (7,923,579)    $1,782,098
                                    ==============   =============    ===========

                       SEE NOTES TO FINANCIAL STATEMENTS

                           VENTURI TECHNOLOGIES, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS= EQUITY (DEFICIT)
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                         Preferred Stock
                                  Common Stock        (Series A through E)        Treasury Stock
                               Shares      Amount       Shares      Amount      Shares       Amount
                            ------------   ------     ----------    ------   ------------   --------
Balances at
 January 1, 1999            5,837,361    $  5,837        877,255   $  877            -      $      -

Common stock
    issued for cash         4,901,735       4,902              -        -            -             -
Common stock for
   consulting services
   & fees                     146,886         147              -        -            -             -
Common stock issued
   for acquisitions under
   purchase method of
    accounting                250,436         251              -        -            -             -
Common stock issued
   for payment of long-
   term debt                   20,000          20              -        -            -             -
Common stock issued
   for conversion of
   Series B preferred
    stock                     110,000         110        (22,000)     (22)           -             -

Preferred stock issued
   for cash (Series D
   and E)                           -           -      2,308,738    2,308            -             -
Preferred stock
   dividends paid or
    accrued                         -           -            -          -            -             -
Compensatory stock
   options at fair market
   value - Note D                   -           -            -          -            -             -
Warrants issued for
   lease line                       -           -            -          -            -             -
Warrants issued for
   consulting services
   and fees                         -           -            -          -            -             -
Shares purchased into
   treasury                         -           -            -          -       (2,700)      (11,891)
Net loss                            -           -            -          -            -             -
                           ----------  ----------     ----------  --------     --------     ---------
Balance at
 December 31, 1999         11,266,418     $11,267      3,163,993   $3,163       (2,700)     $(11,891)
                           ==========  ==========     ==========  ========     ========     =========



                               Additional      Retained
                                 Paid-in       Earnings
                                 Capital       (deficit)       Total
                               ----------------------------------------
Balances at
 January 1, 1999               $ 9,698,963   $(7,9923,579)   $1,782,098

Common stock
    issued for cash              4,037,008              -     4,041,910
Common stock for
   consulting services
   & fees                          195,359              -       195,506
Common stock issued
   for acquisitions under
   purchase method of
    accounting                     630,464              -       630,715
Common stock issued
   for payment of long-
   term debt                        39,980              -        40,000
Common stock issued
   for conversion of
   Series B preferred
    stock                             (88)              -             -

Preferred stock issued
   for cash (Series D
   and E)                        3,257,692              -     3,260,000
Preferred stock
   dividends paid or
    accrued                              -        (64,410)      (64,410)
Compensatory stock
   options at fair market
   value - Note D                  604,000              -       604,000
Warrants issued for
   lease line                      474,350              -       474,350
Warrants issued for
   consulting services
   and fees                        438,000              -       438,000
Shares purchased into
   treasury                              -              -       (11,891)
Net loss                                 -     (8,524,704)   (8,524,704)
                              ------------  --------------   ----------
Balance at
 December 31, 1999             $19,375,728   $(16,512,693)   $2,865,574
                              ============  ==============   ==========


                        SEE NOTES TO FINANCIAL STATEMENTS

                           VENTURI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Year ended December 31
                                                                                                 1999              1998
                                                                                          -------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                                       (Restated - Note A)
       Net loss                                                                              (8,524,704)          $(2,881,799)
       Adjustments to reconcile net loss to net cash used in operating activities:
             (Gain) loss on disposal of property                                               (121,169)               38,261
             Provision for allowance on accounts receivable                                     638,759                     -
             Preferred stock issued for services and fees                                             -               292,389
             Common stock issued in lieu of wages, rent, interest, and fees                     195,506               725,010
             Compensatory options and warrants                                                1,042,000               836,606
             Depreciation and amortization                                                      858,549               494,057
             Amortization of debt discount                                                      836,000               466,562
             Impairment losses                                                                  822,921                     -
       Changes in operating assets and liabilities:
             Accounts receivable                                                               (870,118)             (425,910)
             Other current assets                                                              (152,538)               21,101
             Lease and rent deposits                                                           (149,152)             (115,133)
             Accounts payable and accrued liabilities                                           103,641             1,711,520
             Checks drawn in excess of bank balance                                                   -               (28,950)
             Deferred taxes, net of valuation allowance                                        (465,838)           (3,182,162)
                                                                                              ----------           -----------

          NET CASH USED IN OPERATING ACTIVITIES                                              (5,786,143)           (2,048,448)
CASH FLOWS FROM INVESTING ACTIVITIES
       Note receivable - related party                                                                -               (40,024)
       Purchases of equipment and other fixed assets                                           (165,580)             (274,599)
       Proceeds from the sale of fixed assets                                                   266,261               120,250
       Acquisitions, net of cash acquired                                                      (337,015)                    -
                                                                                              ---------            -----------
         NET CASH USED IN INVESTING ACTIVITIES                                                 (236,334)             (194,373)
CASH FLOWS FROM FINANCING ACTIVITIES
       Net proceeds from bank line-of-credit                                                   (295,239)              (29,804)
       Proceeds from notes payable to stockholders                                                    -                65,600
       Payments on notes payable and capital lease obligations                                 (753,951)             (486,681)
       Payments on notes payable to stockholders                                               (226,769)             (261,117)
       Issuances of common stock for cash                                                     4,041,910               422,005
       Issuances of preferred stock for cash                                                  3,260,000             1,865,945
       Purchase of treasury stock                                                               (11,891)                    -
       Proceeds from preferred stock subscribed                                                       -               870,000
       Payment of cash dividends on preferred stock                                             (15,728)              (25,110)
                                                                                            -----------           -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                            5,998,332             2,420,838
                                                                                            -----------           -----------

NET INCREASE (DECREASE) IN CASH                                                                 (24,145)              178,017
Cash at Beginning of Year                                                                       266,931                88,914
                                                                                            -----------            ----------
         CASH AT END OF YEAR                                                                $   242,786           $   266,931
                                                                                            ===========           ===========
Supplemental disclosures - Cash interest paid                                               $   735,602           $   327,714
Schedule of non-cash investing and financing activities:
       Warrants issued for lease line - unamortized debt discount                           $   474,350           $ 1,137,750
       Notes payable and capital lease obligations entered into
         to acquire equipment and other fixed assets                                        $ 5,376,739           $ 1,426,437
       Preferred stock dividends accrued but not paid                                       $    48,682           $    39,300
       Notes payable paid with common stock                                                 $    40,000                     -
With acquisitions described in Note A, liabilities were assumed as follows:
       Fair value of assets acquired                                                        $ 1,688,597                     -
       Stock and paid-in-capital                                                                630,715                     -
       Cash paid                                                                                367,000                     -
                                                                                            -----------           -----------

         Liabilities assumed or incurred in acquisition
                                                                                            $   690,882           $         -
                                                                                            ===========           ===========

                       SEE NOTES TO FINANCIAL STATEMENTS

                        VENTURI TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999


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

BUSINESS ACTIVITY

Venturi was organized and began business in 1992 to provide carpet cleaning and restoration services. The Company's consolidated financial statements include the operations of Venturi Technologies, Inc. and its wholly owned operating subsidiary, Venturi Technologies, Inc., a Texas corporation. All inter-company transactions have been eliminated in consolidation. Venturi has obtained its growth through a series of mergers with companies engaged in substantially the same business.

The names of the entities combined with Venturi during 1998 and the dates combined are as follows (all entities combined are engaged in carpet cleaning and flood damage restoration):

         - Complete Carpet Service - a sole proprietorship located in Dallas, Texas. The acquisition took place in April, 1998.

         - Pro Tech Carpet Cleaning and Flood Restoration - a partnership located in Riverton, Utah. The acquisition took place in March, 1998.

         - Disaster Plus Corporation - an S-corporation located in Lindon, Utah. The acquisition took place in October, 1998.

         - Dirt Free Carpet Cleaning and Upholstery, Inc. - an S-corporation located in Houston, Texas. The acquisition took place in September, 1998.

         - All Valley Carpet and Upholstery - a sole proprietorship located in Lancaster, California. The acquisition took place in June, 1998.

         - Top Gun Carpet Cleaning, Inc. - an S-corporation located in Santa Rosa, California. The acquisition took place in October, 1998.

         - Flohr, Inc. doing business as Magic Touch Carpet and Furniture Cleaning - an S-corporation located in Midvale, Utah. The acquisition took place in December, 1998.

A total of 87,632 shares of $.001 par value common stock were issued in connection with the 1998 combinations.

Results of operations of the previously separate enterprises for the period prior to the mergers are summarized as follows:


                                                      1998
                                                ---------------
       Revenues                                 $     2,414,898
       Net Income                               $       295,641
       Pre-combination distributions            $       456,492

These mergers have been treated as pooling-of-interest business combinations wherein the operating results of each combined entity have been included in the financial statements as though the enterprises had been

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY
(CONTINUED)

combined as of the beginning of each year presented. The combined enterprise has recorded assets and liabilities in conformity with generally accepted accounting principles. Accordingly, 1998 revenues and expenses have been restated to reflect results of the combined entities as if the combinations had occurred at January 1, 1998. Expenses related to the mergers have been deducted from resulting net income.

There were no adjustments to net assets of any of the combined enterprises to comply with or adopt the same accounting principles or the same fiscal years. Under the pooling-of-interests method of accounting the retained earning accounts of all enterprises have been combined.

The names of the entities combined with Venturi during 1999 and the dates combined are as follows (all entities combined are engaged in carpet cleaning and flood damage restoration):

     - Kentuckiana's Best Cleaning Co. and Kentucky's Best Cleaning Co. (Kentucky) are proprietorships located in Louisville and Lexington, Kentucky. The acquisitions took place in November, 1999 with a purchase price of $701,090.

     - J.L.L.C. Inc., a Utah corporation. The acquisition took place in September, 1999, with a purchase price of $139,824.

     - 593693 BC, LTD (Vancouver), a British Columbia corporation. The acquisition took place in October, 1999, with a purchase price of $50,000.

     - MPI of Nevada, a Colorado general partnership. The acquisition took place in October, 1999, with a purchase price of $100,000.

     - MPI of Northern Florida, a Colorado general partnership. The acquisition took place in December, 1999, with a purchase price of $85,000.

     - MPI of Arizona, an Arizona general partnership. The acquisition took place in November, 1999, with a purchase price of $400,000.

A total of 250,436 shares of $.001 par value common stock were issued with the 1999 combinations. Additional consideration given was $367,000 in cash and $389,324 in notes payable.

All companies acquired have been accounted for as purchases with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Goodwill in the amount of $1,159,703 was recorded as a result of the 1999 acquisitions. The results of each operation have been included in the consolidated financial results of the Company from the date of acquisition.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the 1999 acquisitions had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense, amortization of intangibles and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.


                                       Year Ended December 31
                                      1999               1998
                                  -------------      ------------
Revenues                          $  13,029,083      $  8,774,114
Net Income                        $  (8,354,225)     $ (2,769,886)
Earnings per share                $        (.95)     $       (.56)

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

ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and the reported amounts of revenues and expenses, as well as footnote disclosures included in the financial statements. Significant estimates relating to debt issuance costs (see note D), allowances for bad debts, income taxes (see note G), and compensatory stock options (see Note D) have been included in the financial statements. Actual amounts could differ from those reported.

ADVERTISING COSTS

The Company expenses the costs of advertising as incurred. Advertising expenses aggregated $844,946, in 1999, and $575,583 in 1998.

TAXES BASED ON INCOME

The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during the periods presented. A reconciliation of factors entering into the computation of basic versus diluted earnings per-share is not necessary due to the anti-dilutive effect of any potential common shares on net loss per share.

LONG-LIVED ASSETS

The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from those assets will be sufficient to recover the remaining recorded asset values. During 1999, the Company recorded impairment losses of $822,921 associated with goodwill and fixed assets of Kentucky and Vancouver. An impairment was recognized when the future undiscounted cash flow of these

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY
     (CONTINUED)

cleaning entities acquired in 1999 were estimated to be insufficient to recover the goodwill associated with the acquisition of those entities. Also, certain fixed assets were deemed to have estimated realizable values lower than their carrying values. Accordingly, these assets were written down to an estimate of their fair values. Considerable management judgement is necessary to estimate fair value. As a result, actual results could vary significantly from management's estimates.

There were no impairment losses recorded in 1998.

STOCK OPTIONS

The Company values stock options based on an option-pricing model and recognizes this value as an expense over the period in which the options vest. In addition, the Company makes certain other disclosures regarding pro-forma net loss and net loss per share amounts using the fair value method of valuing compensatory stock options and warrants. The Company has also recorded various other expenses related to the issuance of warrants and options to non-employees using the fair value method.

INTANGIBLE ASSETS

Intangible assets, primarily goodwill resulting from business acquisitions, are amortized on a straight line basis over their estimated useful lives of fifteen years.

CREDIT RISK

The Company's customers include individuals and companies that may be affected by changing economic conditions.

In 1998, the Company settled obligations with a factoring company and entered into a new financing agreement with the same company to "sell" accounts receivable. Under the new agreement, the Company received a specified funding amount under a $300,000 line of credit arrangement based on "eligible accounts receivable" which was determined by the financing company once the monthly aging was submitted. The line of credit used the receivables as collateral and the financing company was permitted to collect on the receivables directly as needed, to maintain adequate "loan to value". Annual interest was compounded daily at 12% (see note B). In addition, the financing company held out commissions and other fees from the monthly proceeds. This agreement was terminated and settled during 1999, and an agreement was entered into with a different company. The new agreement provided a choice of which accounts receivable would be sold. The factoring company advanced 75% of the gross amount on each account, and earned 3.25% plus .10833% each day after 30 days the invoice remained unpaid. A fee of .5% was paid for each invoice Venturi chose not to sell. This agreement was terminated and settled in January 2000 subsequent to year-end. The Company feels it has adequately reserved for doubtful accounts receivable.

The Company does not routinely maintain cash balances at banking institutions in excess of federally insured amounts. In addition, the Company's customers are made up of many very small accounts which are spread throughout the country and are not confined to any one particular region.

RECLASSIFICATION

Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

B.   NOTES PAYABLE

Short-term notes payable and the carrying value of collateral at December 31, 1999 and 1998 are as follows:


                                                         Net Carrying Value
                                                          of Collateral at               Note Balance at
                                                            December 31                    December 31
                                                    ---------------------------    --------------------------
                                                        1999           1998            1999           1998
                                                    -------------  -------------   -------------  -----------
Notes payable to shareholders, no stated
     interest, due on demand, unsecured             $           0  $          0    $      58,176  $    225,202
Line-of-credit - $300,000 limit, 12%
     stated interest rate excluding fees,
     secured by accounts receivable.                            0        548,449               0       295,239
                                                    -------------  -------------   -------------  ------------
                                                    $           0  $     548,449   $      58,176  $    520,441
                                                    =============  =============   =============  ============

The weighted average interest rates for short-term notes during 1999 and 1998 were 7.72% and 8.45% and at year-end were 0% and 7.72%, respectively. The maximum amounts outstanding at any month end were $520,441 and $581,529 and the weighted average amounts outstanding were $436,928 and $401,499, respectively.

C.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS


                                                               Net Carrying Value
                                                                 of Collateral at               Note Balance at
                                                                   December 31                    December 31
                                                              -----------------------     --------------------------
                                                                1999         1998              1999         1998
                                                              ---------     ---------     ------------    ----------
Notespayable to shareholders, interest from 9.4% to
     17.11%, monthly payments of $300 to $2,500,
     unsecured, due dates - 1999 through March 2027.          $       0     $       0     $  1,031,955    $  471,209
Notes payable to banks, interest ranging from 10%
     to 12%, due dates ranging from 1999 to 2004,
     monthly payments ranging from $370 to $850,
     secured by vehicles, equipment  and real estate.           904,357       324,303          369,648       142,445
Notes payable to vehicle finance companies, interest
     ranging from 3.9% to 10% per annum, payments
     from $230 to $686 per month, due dates - 1999
     to 2004, secured by vehicles.                              197,942       339,010           43,836       170,595
Notes payable to individuals, interest at 12% per
     annum, payment at $677 per month, due 2011,
     collateralized by real estate.                                   0        56,095           29,090        52,031
Note payable to bank, guaranteed by the Small
     Business Administration, 11.25% per annum,
     monthly payments of $1,298, collateralized by
     certain buildings and equipment, due 2012.                       0       168,552                0        33,779


                                                               Net Carrying Value
                                                                of Collateral at                Note Balance at
                                                                  December 31                    December 31
                                                            ------------------------    -----------------------------
                                                               1999          1998            1999          1998
                                                            -----------  -----------    --------------  -------------
Capital lease obligations for vehicles, effective
     interest of 12% to 35.29% per annum, monthly
     payments from $361 to $17,600, lease terms
     of 24 to 84 months, ending in 2007 (Note I).         $   5,795,397    $1,474,103   $    5,813,306  $ 1,483,440

Unamortized debt discount arising from the issuance
     of detachable warrants with capital leases
     (see Note D), amortized over the remaining
     lives of the obligations remaining                              -              -         (289,296)     (650,702)
                                                          -------------  ------------   --------------  ------------

Less current portion                                                 -              -   $   (1,580,488) $   (822,113)
                                                          ------------- -------------   --------------  ------------
                                                          $   6,897,696  $  2,362,063   $    5,418,051  $    880,684
                                                          =============  ============   ==============  ============

Future minimum lease payments of capital lease obligations for the five years succeeding December 31, 1999 are as follows:

                                    2000                               $     969,461
                                    2001                                     963,076
                                    2002                                     965,316
                                    2003                                     891,220
                                    2004                                     871,762
                                    Thereafter                             1,854,463
                                                                       --------------
                                                                           6,515,273
                                    Less amount representing
                                       interest                              (701,967)
                                                                       --------------
                                                                       $    5,813,306
                                                                       ==============

Maturities of long-term debt (excluding capital leases) for the five years succeeding December 31, 1999 are $732,322 in 2000, $191,961 in 2001, $187,148
in 2002, $151,742 in 2003, and $211,358 thereafter.

D.   SHAREHOLDERS' EQUITY

The Company has reserved 2,000,000 shares of common stock for adoption of a combined incentive and non-qualified (dual) stock option plan for its employees. The options bear vesting terms from immediate to one year from date of grant and expire within 10 years of the date of grant. No incentive options were granted or exercised in 1999 or 1998. In 1999, 13,750 incentive options were canceled. In June 1998, the Company granted 208,000 non-qualified options (outside of the plan) to executive officers with immediate vesting, exercisable for up to ten years at $.01 per share. The Company recorded compensation expense of $725,910 in 1998 using the fair value method of valuing options as required under SFAS 123 (FAS 123)-- Accounting for Stock Based Compensation. An additional 200,000 non-qualified options were granted to executive officers in 1999 at a strike price of $2.40 per share, exercisable in 2004.

Compensation of $38,000 was recorded for these options. Also, 200,000 non-qualified options at $.01 per share, exercisable in 2009 were granted in 1999 resulting in compensation of $566,000.

During 1999, the Company adopted a non-qualified stock purchase plan whereby all employees desiring to participate may elect to have after-tax amounts withheld to purchase company shares on the open market. Because the shares purchased under the plan were at fair value with the participants' after tax contributions, no compensation expense was recorded during 1999 and all shares vested immediately. The employer may make contributions to the participants' account at its discretion, of up to 10% of the employees contribution. The Company made no employer contributions to the plan to purchase shares allocable to participants during 1999.

The Company has issued other common stock options and warrants throughout 1999 and 1998 for various services and benefits which were considered compensatory. The number of options and warrants granted, as well as types and amounts of services and costs incurred are as follows:
          - Combustion Resources - 20,000 options granted in 1998, exercisable at $2.40 per share through June of 2001. Research and development expenses of $42,000 equal to the computed fair value of the options were recorded. No other research expenses were incurred in 1998.
          - Capital Partners - 18,274 warrants issued in 1998 exercisable at $2.50 per share through July of 2001. Consulting expenses of $14,436 was recorded for the fair value of the warrants.
          - Meyer Hendricks - 175,000 warrants issued in 1998 exercisable at $2.50 per share through November of 2001. Legal fees of $54,250 were recorded for the fair value of the warrants.
          - Franklin Funding (Franklin) and Northstar Capital - 388,820 warrants issued in 1998 exercisable at $.50 per share and 25,000 warrants exercisable at $2.00 per share through February 2008. The warrants were issued as part of the Company's vehicle lease line commitment for $3,000,000 (see note C). Accordingly, the value of the warrants totaling $1,138,000 was recorded as debt discount and offset against the underlying liability in accordance with Accounting Principles Board (APB) 14 - "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". Approximately $466,000 was expensed in 1998 related to amortization of the debt discount. In 1999, an additional 225,000 warrants exercisable through August, 2009 with a strike price of $3.00 per share were issued under a new master vehicle lease agreement with Franklin. Accordingly, an additional $474,350 unamortized debt discount was recorded in 1999. In March, 2000, the Company negotiated a new lease for all of the existing equipment which provided for a reduced implicit rate and provided other more favorable terms. As a condition for terminating the old leases, the Company issued common shares under warrant with Franklin for no additional consideration. Accordingly, the Company has accelerated the debt discount amortization in 1999 to account for the termination of the leases in March, 2000. The total debt discount amortization expensed in 1999 was $836,000. Debt discount amortization is included in other selling, general and administrative expenses in the combined statements of operations. At December 31, 1999, the Company had $289,296 of unamortized debt discount remaining (see Note C). The remaining debt discount has been adjusted for the difference between actual value of the common shares issued and the original value recorded upon issuance of the warrants.

         - Bluestone Capital Partners, et al - 600,000 warrants issued in 1999 exercisable at $2.25 per share through October, 2002 for engagement fees, consulting and other services related to raising capital. These costs are not associated with proceeds from any specific source of funding. Accordingly, the Company has recorded consulting and finders fees of $438,000.

Other compensatory non qualified options totaling 620,462 were granted to officers and employees in 1999, at strike prices ranging form $1.00 per share to $2.40 per share exercisable in five to ten years. These options vest in 2000 through 2003 and, therefore, no compensation was recorded for these options in 1999. Management estimates these options have a fair value of approximately $274,000.

As permitted by FAS 123, the Company used the Black-Scholls method of computing the fair value of options and warrants at the date of grant. The weighted average risk-free interest rate used to estimate the fair value ranged from 5.01% to 5.15% with no expected dividends. Stock prices for sixty-one different dates ranging both before and after grant dates were used in measuring volatility.

The number and weighted average exercise prices per share for the following groups of compensatory options as of December 31, 1999 and 1998 are as follows:


                                                            1999                                        1998
                                        --------------------------------------  ---------------------------------
                                                      Weighted Average                   Weighted Average
                                                 Number       Exercise Price        Number       Exercise Price
                                        ------------------   -----------------  --------------  -----------------
Options outstanding at beginning of year       1,728,332          $   1.52         870,007          $   1.30
Options granted during the year                1,020,462          $   1.90         858,325          $   1.75
Options  exercised during the year                     -          $     -               -           $      -
Options forfeited during the year                (23,750)         $   2.86              -           $      -
                                              ----------                         ---------
Options outstanding at end of year             2,725,044          $   1.67       1,728,332          $   1.52
                                              ==========                         =========

Options exercisable at end of year             2,028,332          $   1.42       1,728,332          $   1.52
                                               =========                         =========


The weighted averages per share fair value of the following groups of options for 1999 and 1998:


                                                                              1999             1998
                                                                         --------------   --------------
Options with exercise prices exceeding fair
     value at date of grant                                              $         .38             None
Options with exercise prices equaling fair
     value at date of grant                                              $        1.53             None
Options with exercise prices lower than fair
     value at date of grant                                              $        2.70     $       3.37


Other non-compensatory warrants were issued in 1999 for the purchase of 251,000 shares of common stock at prices ranging from $2.44 to $2.51 per share. Total warrants outstanding at December 31, 1999 and 1998 were 2,033,575 and 957,575, respectively. The Company granted a total of 1,076,000 common stock warrants during 1999 and 1,166,395 in 1998 with a weighted average grant date fair value of $.61 per share and $2.97 per share, respectively.

As of December 31, 1997, the Company had issued 64,410 shares of 10%, $.001 par value, cumulative, convertible Series A Preferred Stock as part of a 150,000 share offering at $10.00 per share. The preferred shares are convertible at any time to common stock at a rate of one to 1.093585771. The preferred shares carry voting rights. The shares carry liquidation preferences at $10.00 per share plus an amount equal to all accumulated and unpaid dividends. Such redemption price shall, at the option of the holder of the shares, either be paid in cash or in common stock at a conversion rate of 1.093585771 of common stock for each share of Series A Preferred Stock. Holders of the Series A Preferred Stock are entitled to receive, when declared by the Board of Directors, cumulative cash dividends of $1.00 per share annually, in priority to common stock dividends. The Company declared cash dividends for the Series A preferred shareholders of $64,410 in 1999 and 1998. These dividends have been included in the loss available to shareholders in computing basic earnings per share. During 1999 and 1998, the Company paid dividends of $15,728 and $25,110, respectively. At December 31, 1999, the Company was obligated for preferred stock dividends in arrears totaling $105,901. Accordingly, these amounts were used in arriving at income available to common shareholders in computing earnings per share. The Company has the option to call the Series A Preferred Stock for redemption at any time at a redemption price of $11.00 per share plus any unpaid dividends. The redemption may be paid in cash or converted to common stock at a conversion rate of one share of common stock for each share of preferred stock, at the option of the holder. Each share of preferred stock includes a warrant to acquire one share of common stock for $5.00 exercisable before June, 2002.

In December 1997, the Company commenced a private placement of 300,000 shares of 6% Series B, cumulative, convertible Preferred Stock (315,000 shares authorized) to Entrepreneurial Investors, Ltd. (EIL). The placement took place as follows:

          - Phase I for 200,000 shares at $5.00 per share on or before December 31, 1997.

          - Phase II for 50,000 shares at $20.00 per share on or before March 31, 1998.

          - Phase III for 50,000 shares at $20.00 per share did not occur in 1998 as planned. The Company has sought and obtained other sources of funding to replace this funding.

The shares bear rights to a cumulative dividend of 6% per annum when and if declared by the board of directors payable on a quarterly basis with shares of common stock based on the 30-day average closing bid price of the common stock prior to the declared dividend date. As of December 31, 1999 and 1998, the Company had not declared or paid any Series B preferred dividends. Each share of preferred stock is convertible into five shares of common stock. The shares carry liquidation preferences of $10.00 per share plus all accumulated and unpaid dividends. Under phases I and II of the offering, the Company received a total of $1,750,000 as consideration for issuing 250,000 shares of Series B preferred stock, with $250,000 of the proceeds used to pay commissions, legal fees and expenses of Equity Services, Ltd (ESL). In 1999, 22,000 of the preferred shares were converted to 110,000 shares of common stock.

Concurrent with each phase of the offering, the Company issued 5,000 additional preferred shares to ESL as additional payment of fees and expenses. In each of 1997 and 1998, 5000 shares were issued to ESL for these services which have been charged to operations.

As part of the offering, the Company has agreed to grant 50,000 options to ESL, to acquire common stock upon the completion of each phase of the offering at an option price of $3.50 per share, exercisable in five years. In April, 1998, the Company commenced a private placement for 1,609,756 shares of 6% Series C cumulative, convertible, non-voting preferred stock at $2.05 per share for a total of $3,300,000. The preferred stock bears the right to cumulative annual dividends if and when declared by the Board of Directors, payable quarterly in cash or in the equivalent number of restricted common shares of the Company (at $2.05 share). The Series C preferred stock is convertible into common stock at the rate of one share preferred to one share common. Consistent with the other classes of preferred stock, the Series C preferred shares carry liquidation rights equal to the issuance price of $2.05 per share plus accrued or unpaid dividends.

As of December 31, 1998, the Company had raised a total of $1,133,334 for 552,845 shares issued. After payment of $147,334 in financial advisory fees and "success" fees, the Company received net proceeds of $986,000. As of December 31, 1998, the Company granted 520,325 options for the purchase of additional shares at $2.05 per share exercisable through December of 1999. In addition, warrants for an additional 268,293 shares of common stock were issued at a strike price of $2.05 per share exercisable through April, 2003. If the Series C preferred shareholders exercise these options and warrants, they will be granted warrants to acquire an additional 268,293 share of common stock at the $2.05 per share strike price resulting in the total placement of 1,609,756 equivalent common shares. As of December 31, 1999, no additional preferred shares were issued under the agreement.

In April, 1999, the Company commenced a private placement for 2,303,738 shares of Series D convertible, 8% cumulative voting preferred stock for $3,000,000 (less placement fees). The Series D preferred shares bear liquidation rights equal to original issue price plus cumulative unpaid dividends. Dividends are payable if and when declared by the board. No dividends were declared on Series D preferred stock in 1999. The shares are redeemable at the greater of the average closing price of an equivalent number of shares of the Company's common stock at date of redemption, or its liquidation value. Each preferred share is convertible into 2 shares of common stock.

In December, 1999, the Company commenced an offering of 20,000 shares of Series E cumulative, convertible, voting and participating preferred stock for $2,000,000 (less placement fees). The Series E preferred shares are convertible at a conversion price equal to 80% of the average trading price of the Company's stock for the 15 days prior to conversion. These shares bear liquidation rights at original issue price plus cumulative dividends. Dividends are payable regardless of whether or not declared starting in 2000, and may be paid in additional shares of preferred stock at the discretion of the holder. The shares may be redeemed at the Company's option, at 125% of liquidation value. In the event of non-compliance with any one of several provisions of the agreements, the holder may exercise any one of many remedies, including the immediate redemption of shares at preferences greater than the 6% dividend rate or other conversion privileges. As of December 31, 1999 the Company has sold 5,000 shares of the Series E preferred stock raising a total of $500,000. Subsequent to year-end, the Company completed the offering. Soon thereafter, all 20,000 shares were converted into shares of common stock. As part of the offering, the Company issued warrants for the purchase of common stock at a conversion price based on the average 10 day trading price of the common stock prior to issuance. With the first 5,000 shares issued, the Company granted 250,000 warrants, with additional warrants to be issued in 2000 based on the above formula.

All preferred shares have a $.001 par value.

Treasury stock was purchased on the open market at fair market value and recorded at the amount of repurchase rather than original issue price.

The Company has not declared, nor paid any common stock dividends for 1999 or 1998. The Company also did not declare nor pay any Series B or Series C preferred dividends in 1999 or 1998. The options, warrants, and convertible preferred stock instruments mentioned above are all securities potentially dilutive in future periods and were not included in the computation of earnings per share in 1999 and 1998 because they are considered anti-dilutive in periods when the Company reports losses from continuing operations. Subsequent to year-end, the Company has issued additional shares of common and preferred stock (see Note H).

E.   RELATED PARTY TRANSACTIONS

The Company has entered into several notes payable with officers and shareholders of the Company. The amounts and terms of these notes are disclosed in Note C.

At December 31, 1999 and 1998, the Company had accrued management fees to certain officers and shareholders of the Company of $10,000 and $54,952, respectively. The Company paid management fees of $256,444 in 1999 and $184,598 in 1998 to these officers or to entities owned principally by them. These fees were for services rendered by the officers in lieu of wages and, in some cases, the fees were paid to the same officers owed under notes payable outlined in Note C. The Company has also performed minor carpet cleaning services for these entities at prices commensurate with its pricing system for other customers.

In 1999 and 1998, the Company paid $10,767 and $45,745 respectively, in fees and relocation expenses to an accounting firm which is owned by an officer and shareholder of the Company.

The Company has loaned $40,024 to a company owned principally by two executive officers and major shareholders of the Company. The note receivable bears interest at 8% per annum and is payable upon demand.

During 1999 and 1998, the Company issued shares to various individuals and entities who were existing shareholders for interest, wages, and consulting as shown on the statement of shareholder's equity.

F.   COMPANY OPERATIONS AND GOING CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has incurred net pre-tax losses of $8,990,542 for the year ended December 31, 1999 and $6,063,961 for the year ended December 31, 1998. As of December 31, 1999 the Company reported an accumulated deficit of $16,512,693. However, management has consistently shown the ability to raise capital through debt and equity financing. Throughout 1998 and 1999, and since year-end, management has continued to follow through on its plans to raise the necessary capital to fund operations and repay its current obligations.

As discussed in Notes A and H, the Company acquired several carpet cleaning companies and a damage restoration company during 1999, and has acquired additional carpet cleaning companies subsequent to year-end. Also, as discussed in Note H, the Company has entered into agreements to obtain $3,500,000 in additional equity financing. The Company has also renegotiated significant debt financing contracts and has ongoing negotiations for further equity financing. The agreements in place and those currently being negotiated are expected to fund operations and meet the Company's current obligations through the end of 2000. The Company has significantly written off or recorded impairment of assets obtained during 1999 to better reflect management's estimate of the value of those assets. As a result of these adjustments and the effects of other non-cash expenses, such as compensatory stock awards, over $3,200,000 of the 1999 loss is from non-cash transactions. Management believes the Company is now better positioned to move forward and that the 1999 loss is not indicative of future performance. Consequently, in spite of the Company's historical losses, management believes that significant doubt about the Company's ability to continue as a going concern is mitigated.

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


Income tax expense (benefit) for 1999 and 1998 consists of:


     1999                                         Current            Deferred              Total
--------------                                 -------------      --------------     -----------------
Federal                                        $         -        $     (390,462)    $    (390,462)
State                                          $         -        $      (75,376)    $     (75,376)
                                               --------------     ---------------    -----------------
     Total                                     $         -        $     (465,838)    $    (465,838)
                                               ==============    ================    ==================



     1998                                         Current            Deferred              Total
--------------                                 -------------      --------------     -----------------
Federal                                        $           -      $   (2,969,806)    $  (2,969,806)
State                                          $           -      $     (212,356)    $    (212,356)
                                               --------------     ---------------    -----------------

     Total                                                 -      $   (3,182,162)    $  (3,182,162)
                                               ==============    ================    ==================


Components of deferred tax expense (benefit) consists of:


                                                                           Year Ended December 31
                                                                          1999                 1998
                                                                   ------------------   ------------------
Allowance for bad debts                                           $       (35,340)                    -
Debt discount amortization                                               (317,587)                (168,263)
Stock based compensation                                                 (395,960)                (313,727)
Net operating loss                                                     (2,435,719)              (3,537,172)
Valuation allowance                                                     2,718,768                  837,000
                                                                  -------------------   -----------------
Net deferred tax benefit                                          $      (465,838)      $       (3,182,162)
                                                                  ===============       ===================


Reconciliation of taxes at the federal statutory rate to income tax benefit:


                                                                            Year Ended December 31
                                                                          1999                 1998
                                                                   ------------------   ------------------
Tax benefit computed at the federal income tax
     rate of 35%                                                  $   (3,146,690)       $       (2,122,387)
State tax benefit, net of valuation allowance                            (75,376)                 (212,356)
Goodwill amortization and impairment                                     210,000                         -
Income of enterprises passed through to shareholders
     in periods prior to combination                                          -                   (103,474)
Other                                                                      3,500                     3,500
Increase (decrease) in valuation allowance - federal                   2,542,728                  (747,445)
                                                                  ------------------    -------------------
     Net benefit                                                  $     (465,838)       $       (3,182,162)
                                                                  ================      ==================


The Company has adopted the provisions of Financial Accounting Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial operating and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences are expected to reverse.

Management has evaluated its ability to raise funds in the capital markets to secure more favorable lease and debt financing (see note E) and has evaluated the profitability of its acquired subsidiaries, and is of the opinion that the Company has the ability, more likely than not, of realizing certain of the benefits of the net operating loss carryforwards within the permitted tax carryforward period of 20 years. Management is of the opinion that its strategy of acquiring profitable companies with shares of its common stock combined with its access to markets under an exclusive agreement with a major shareholder which is a large carpet manufacturer, will enable it to realize taxable income sufficient to utilize the net operating loss carryforwards. Accordingly, the valuation allowance was reduced in 1998 from $1,638,000 to $837,000.

In 1999, the Company incurred significant additional loss carryforwards which increased its deferred tax assets prior to any valuation allowance. After considering the effects of IRC Section 382, however, which governs the amount of net operating loss carryforwards that may be utilized by an entity after a fifty percentage point change in ownership occurs, company management has decided that the benefit of losses created in 1999, as well as future losses, may be limited. A valuation allowance has been placed against the Company's otherwise utilizable deferred tax assets. The deferred tax asset remaining is the amount of benefit management expects to realize from its net operating loss carryforwards after taking IRC Section 382 into account. Accordingly, the increase in the valuation allowance is primarily due to the increase in the net operating loss carryforwards.

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

Current tax benefit for 1998 does not include the tax effects of entities combined prior to date of consummation which were S-Corporations, partnerships, or sole proprietorships through the date of combination with the Company. Accordingly, taxable income prior to this date will be taxed to the former shareholders of these entities. Net operating loss carryforwards of $14,446,244 will expire in 2011 through 2014.

H.   SUBSEQUENT EVENTS

During March, 2000, the Company renegotiated lease agreements for a large portion of the vehicles under capital lease. The new agreements provide the Company more favorable buy out terms at the end of the leases. As consideration, the Company converted the lessors' warrants into 430,000 shares of common stock, and issued additional warrants to purchase 200,000 shares of common stock at $3.00 per share.

During January, 2000, the Company granted to board members and officers incentive stock options to purchase 1,162,000 shares of common stock at $2.40 per share. The options expire in ten years.

During January, 2000, the Company entered into a loan with a shareholder for $1,000,000. The loan has an interest rate of 55% and is due in six months. Collateral for the loan is accounts receivable. As incentive to enter into the loan, the Company issued warrants to purchase 250,000 shares of common stock at $2.80 per share .

In January, 2000, the Company sold an additional 15,000 shares of Series E preferred stock for $100.00 per share to complete the 1999 agreement described in Note D. In February 2000, these shares were converted to 750,000 shares of common stock. The Company also granted this investor a four year warrant to purchase 533,333 shares of common stock for $3.00 per share.

In March, 2000, the Company sold 100,000 shares of Series F preferred stock to an accredited investor for $10.00 per share. Each share of Series F preferred stock is convertible into five shares of common stock. In conjunction with this transaction the Company granted the investor a five year warrant to purchase 391,666 shares of common stock for $2.81 per share.

In March, 2000, the Company sold 400,000 shares of common stock to an accredited investor for $2.50 per share.

On March 31, 2000, the Company completed its acquisition of the MPI entities by acquiring MPI carpet cleaning companies located in Florida, Washington, Oregon, Georgia, and Colorado. This final closing was pursuant to a global MPI Agreement (see Note A), and consisted of the acquisition of three related operating general partnerships (MPI of So. Florida, MPI of Washington and MPI of Georgia) and three related operating corporations (MPI of Florida, Inc., MPI of Oregon, Inc., and Martin & Peterman, Inc. d.b.a. MPI of Colorado). As part of the acquisition of MPI entities, the Company also acquired from Mitchell J. Martin and Lloyd E. Peterman all of the outstanding stock of All Fours Distributing, Inc., a Colorado corporation that owned a 51% general partnership interest in the MPI entities that were structured as partnerships.

I.   LEASE COMMITMENTS AND CONTINGENCIES

The Company leases vehicles, which are recorded in the financial statements as capitalized leases (see Note C). Total amortization of leased vehicles included in depreciation expense is $525,559 for 1999 and $242,241 for 1998.

The Company also leases office space and certain equipment under cancelable and non-cancelable lease arrangements accounted for as operating leases. Rent expense under non-cancelable leases was $199,801 in 1999 and $82,903 in 1998. Future minimum payments under non-cancelable lease arrangements for the next five years are as follows: $379,295 in 2000, $301,538 in 2001, $228,840 in 2002,
$133,245 in 2003, and $33,750 in 2004.

J.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Included in accrued liabilities at December 31, 1999 and 1998 are the following:


                                                                          1999                 1998
                                                                  --------------------  --------------------
         Accrued wages                                            $          268,389    $          135,235
         Dividends payable                                                   105,901                     -
         Accrued sales and use tax payable                                   253,722               102,739
         Accrued payroll taxes                                               624,706               386,333
         Other                                                               240,347               187,663
                                                                  --------------------  --------------------
                                                                  $        1,493,065     $         811,970
                                                                  ====================   ===================


K.   SEGMENT INFORMATION

Although the Company performs two distinct services for its customers (carpet cleaning and restoration services), management cannot yet clearly separate certain financial information between the two services. Currently management does not provide or use any internal information for evaluating, separately, the performance of the two services. Consequently, reporting separate segment information is impracticable. Management has committed to perfecting the Company's accounting systems to allow for segregated financial reporting between the two services in the future.