Form 10QSB
period 2000-03-31
VENTURI TECHNOLOGIES INC
filed 2000-05-22
CIK 1025950

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______


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

Yes [X]  No [ ]


     As of May 17, 2000, Registrant had outstanding 14,369,020 shares of Common Stock.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           VENTURI TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                    UNAUDITED

ASSETS
Current assets
      Cash and cash equivalents                                        $  1,132,148
      Accounts receivable, net of $120,000 allowance for
         doubtful accounts                                                2,394,021
      Inventory                                                             123,028
      Note receivable-related party                                          40,024
      Other current assets                                                  166,799
Total current assets                                                                         3,856,020

Fixed assets
    Capital lease equipment                                                                  7,952,685
    Machinery and equipment                                                                  1,620,040
    Computer and office equipment                                                              555,601
    Automobiles and trucks                                                                   1,315,911
                                                                                          ------------
Total fixed assets                                                                          11,444,237
      Less accumulated depreciation                                                         (2,860,211)
                                                                                          ------------
Net fixed assets                                                                             8,584,026

Deferred tax asset, net of valuation allowance of $3,827,408                                 3,648,000
Goodwill, net of amortization of $62,316                                                     6,950,983
Lease and rent deposits                                                                        293,026
                                                                                          ------------
Total assets                                                                              $ 23,332,055
                                                                                          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                 $  2,732,528
      Accrued liabilities                                                 2,387,058
      Notes payable to stockholders                                       1,171,184
      Current portion long-term debt and capital leases                   2,606,351
                                                                       ------------
Total current liabilities                                                                    8,897,121

Long-term liabilities
      Notes payable - stockholders                                                           4,466,780
      Capital lease obligations, net of unamortized discount                                 5,140,910
      Notes payable - other                                                                      3,516
                                                                                          ------------
Total long-term liabilities                                                                  9,611,206

Total Liabilities                                                                           18,508,327
                                                                                          ============
Stockholders' equity
      Preferred stock, Series A through E, $.001 par value,
         cumulative, convertible, 5,000,000 shares authorized,
         3,258,993 issued and outstanding                                                        3,258
      Common stock,$.001 par value, 20,000,000 shares authorized,
         13,562,683 issued and 13,559,983 outstanding                                           13,563
      Additional Paid-in capital                                                            25,736,060
      Common shares held in treasury                                                           (11,891)
    Retained earnings (deficit)                                                            (20,917,262)
                                                                                          ------------
Total stockholders' equity                                                                   4,823,728
                                                                                          ------------

Total liabilities and stockholders' equity                                                $ 23,332,055
                                                                                          ============

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           VENTURI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                              Three months ended
                                                                   March 31
                                                            2000               1999
                                                        ------------       -----------
Revenues:
     Carpet cleaning                                    $  3,885,699       $ 1,336,633

Expenses:
     Carpet cleaning                                       1,956,533           619,854
     Other selling, general & administrative               4,210,543         1,594,628
     Depreciation and amortization                           584,211           151,539
                                                        ------------       -----------
Total expenses                                             6,751,287         2,366,021
                                                        ------------       -----------

Net (loss) from operations                                (2,865,588)       (1,029,388)

Other income and expense:
Interest expense and amortization of debt discount          (719,477)          (49,821)
                                                        ------------       -----------
Net (loss) from continuing operations,
      before income tax benefit                           (3,585,065)       (1,079,209)

Income tax benefit                                                --           378,496
                                                        ------------       -----------

Net (loss) from continuing operations                     (3,585,065)         (700,713)
Discontinued operations:
     Loss from operations of restoration business           (347,479)           (2,210)
     Loss from disposal of restoration operations           (472,025)               --
                                                        ------------       -----------
                                                            (819,504)           (2,210)

Net (loss)                                              $ (4,404,569)      $  (702,923)
                                                        ============       ===========

Per share amounts (basic and diluted):

     Net loss from continuing operations before
        income tax benefit                              $       (.30)      $      (.12)
     Income tax benefit                                 $         --       $       .04
     Net loss from discontinued operations              $       (.07)      $        --
                                                        ------------       -----------
     Net (loss)                                         $       (.37)      $      (.08)
                                                        ============       ===========

Weighted average shares used in computing
     per share amounts                                    11,909,210         8,765,976
                                                        ============       ===========


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           VENTURI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                            Three months ended
                                                                                  March 31
                                                                          2000               1999
                                                                       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                        $(4,404,569)      $  (702,923)
       Adjustments to reconcile net loss to net cash used
         in operating activities:
           Provision for allowance on accounts receivable                   18,875                --
         Common stock issued in lieu of wages, rent, interest,
              and fees                                                     200,163                --
           Compensatory options and warrants                               205,560                --
           Depreciation and amortization                                   584,211           180,000
           Amortization of debt discount                                        --                --
           Impairment losses                                                    --                --
       Changes in operating assets and liabilities:
           Accounts receivable                                            (590,049)          (33,269)
           Other current assets                                             42,231           (44,084)
           Inventory                                                       (33,464)               --
           Lease and rent deposits                                         (28,741)               --
           Accounts payable and accrued liabilities                      1,811,477            72,935
           Deferred taxes, net of valuation allowance                           --          (378,496)
                                                                       -----------       -----------
           NET CASH USED IN OPERATING ACTIVITIES                        (2,194,306)         (905,837)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of equipment and other fixed assets                       (71,475)         (440,987)
       Acquisitions, net of cash acquired                                 (753,550)               --
                                                                       -----------       -----------
           NET CASH USED IN INVESTING ACTIVITIES                          (825,025)         (440,987)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from notes payable to stockholders                       1,000,000           530,972
       Payments on capital lease obligations                              (535,465)               --
       Payments on notes payable to stockholders                           (55,842)               --
       Issuances of common stock for cash                                1,000,000                --
       Issuances of preferred stock for cash                             2,500,000           841,400
                                                                       -----------       -----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                     3,908,693         1,372,372
                                                                       -----------       -----------
NET INCREASE (DECREASE) IN CASH                                            889,362            25,548
Cash at Beginning of Period                                                242,786           266,931
                                                                       -----------       -----------
           CASH AT END OF PERIOD                                       $ 1,132,148       $   292,479
                                                                       ===========       ===========

Supplemental disclosures - Cash interest paid                          $   497,000       $    49,821
Schedule of non-cash investing and financing activities:
       Capital lease obligations entered into to acquire vehicles
           and equipment                                               $ 1,327,829       $        --
With acquisitions described in Note 2, liabilities were assumed as follows:
       Fair value of assets acquired                                   $ 1,750,215       $        --
       Stock and paid-in-capital                                         2,457,000                --
       Cash paid                                                           800,000                --
                                                                       -----------       -----------
       Liabilities assumed or incurred in acquisition                  $ 5,007,215       $        --
                                                                       ===========       ===========


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           VENTURI TECHNOLOGIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                    UNAUDITED


1.   INTERIM FINANCIAL STATEMENT POLICIES AND DISCLOSURES

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

2.   ACQUISITION

The company completed the previously reported acquisition of Martin and Peterman, Inc. (MPI) during the first quarter of 2000. The MPI acquisition has been accounted for as a purchase with excess purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Goodwill in the amount of $6,921,244 has been recorded related to this acquisition. Approximately $62,000 has been recorded during the first quarter as goodwill amortization expense.

3.   DISCONTINUED OPERATIONS

During the first quarter of 2000, the board of directors decided to sell the restoration portion of the Company's business. (See Part II, Item 5.) The business was sold effective May 1, 2000. The Company has recorded the results of this discontinued operations as follows:

Loss from operations of restoration business      (347,479)
Loss from disposal of restoration business        (472,025)

Included in the Loss from disposition of restoration operations is a provision for April 2000 loss of approximately $198,873.06.

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

RESULTS OF OPERATIONS

REVENUES. Revenues increased by 291% to $3,885,699 for the quarter ended March 31, 2000, compared to $1,336,633 for the quarter ended March 31, 2000. This increase was attributable primarily to the

Company's growth into new geographic areas by virtue of acquisitions of carpet cleaning companies, and to increased market penetration in geographic areas where the company has acquired new bases of operations.

OPERATING EXPENSES. Operating expenses increased by 316% to $1,956,533 for the quarter ended March 31, 2000 compared to $619,854 for the quarter ended March 31, 1999. This increase is attributable to the acquisitions made during the past year. During the second quarter of 2000 management commenced an aggressive plan to reduce operating expenses.

OTHER SELLING, GENERAL AND ADMINISTRATIVE. Other selling, general and administrative expenses increased 264% to $4,210,543 for the quarter ended March 31, 2000 compared to $1,594,628 for the quarter ended March 31, 1999. This increase is attributable to the following expenses: compensatory stock awards, including stock options and warrants $369,000; amortization of goodwill $62,000; federal and state back tax and associated penalty and interest $273,000 and other expenses associated with the acquisitions made over the prior year. Management commenced an aggressive cost reduction plan during the second quarter of 2000.

OTHER INCOME AND EXPENSE. Other expense increased primarily due to the accelerated amortization of debt discount costs of $289,000 incurred as a result of renegotiating 85 truck leases. This has been included in interest expense and is a non recurring item. Also the increase in interest expense is associated with the financing of additional trucks acquired through the acquisitions made during the prior year. Part II

LIQUIDITY AND CAPITAL RESOURCES

a. On April 6, 2000, the Internal Revenue Service filed a Notice of Federal Tax Lien against the Company in the amount of $342,121.82 for unpaid withholding taxes during 1998 and 1999, plus penalties and interest. In researching the non-payment of federal withholding taxes, management discovered that the Company had also failed to pay a substantial amount of state withholding taxes during 1998, 1999 and 2000 to the states of Utah, Texas and California. Management estimates that the total amount of unpaid state withholding taxes is approximately $290,000, not including interest and penalties. It is estimated that the total unpaid federal and state withholding taxes through April 2000, including penalties and interest, is approximately $ 1,140,000. For the quarter, the company has recorded a provision of approximately, $273,000 to properly reflect its Federal and State withholding tax obligations.

     Current management of the Company was unaware that federal and state withholding taxes had not been paid during 1998 and 1999. Upon learning of the Company's failure to pay such federal and state taxes, management hired counsel to represent the Company in working out a payment arrangement with federal and state taxing authorities, and immediately began work on a plan to fund any such payment arrangement.

     At the present time, management intends to fund the payment of back taxes from the following sources. First, the two founders of the Company, who together own a total of approximately 2,000,000 shares of the Company's common stock (not including options), have agreed to surrender to the Company a total of 1,200,000 shares of their common stock, allowing the Company to raise the capital required to pay all back taxes by selling stock without dilution to existing shareholders. Second, one of the Company's major shareholders has agreed to extend a personal guarantee of a line of credit to replace a high interest line of credit secured by accounts receivable, which would result in annual savings of several hundred thousand dollars. Third, the Company will fund any amount not covered by the sale of the founders' stock or the savings in the Company's accounts receivable line of credit from operating revenue as the Company enters its busiest time of the year.

     Management is confident that the Company will be able to pay all unpaid federal and state withholding taxes, penalties and interest from the sources identified above and that the filing of the Federal Tax Lien will not have a material adverse effect upon the Company or its operations.

b. On May 16, 2000, the company received notice that its $1,000,000 Note Payable to Aspen Capital Resources Partner, LLC. has been called and is payable May 26, 2000. Management is negotiating to refinance this note.

c. During the first quarter of 2000 management renegotiated the leases for 85 of the company's trucks. The present value of the cash savings resulting from the new lease is approximately $1,920,647. This savings will be realized over the next five years. In consideration for this renegotiated lease the company incurred approximately $1,125,296 of debt discount costs, $836,000 was expensed during 1999, and $289,296 was recorded during the first quarter of 2000.


                           PART II--OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SALE OF RESTORATION.

On May 10, 2000, the Company transferred and assigned to its wholly owned subsidiary Venturi Flood & Fire Restoration, Inc., a Utah corporation ("VFFR"), all of its assets and liabilities used in or relating to the restoration portion of its business in the geographic areas of Salt Lake City and Orem, Utah and Dallas, Texas, effective May 1, 2000. The Company then sold all of its outstanding stock in VFFR to James K. Stone in consideration for $3,175.60, representing the difference between the book value of the assets and the liabilities of VFFR plus other non-balance sheet obligations (operating leases), and the assumption of all debts, obligations and liabilities of VFFR and of the restoration portion of the Company's business. In view of the historical performance of the restoration portion of the business, and in view of the cash flow demands placed on the Company by the restoration portion of the business, the board of directors concluded that the consideration for the business represented a fair price.

The board of directors decided to sell the restoration portion of the Company's business because (a) the financial performance of that portion of the business failed to meet projections, (b) the restoration business historically created large and unforeseeable demands on the Company's cash flow, and (c) the restoration business is outside the Company's core carpet cleaning business.

The buyer, James K. Stone, is a former member of the board of directors of the Company, and at the time of the sale was a vice president of the Company in charge of restoration.

AGREEMENT WITH FOUNDERS

On May 5, 2000, the Company entered into an agreement with its two founders, Gaylord M. Karren and John M. Hopkins, pursuant to which (a) Messrs. Karren and Hopkins agreed to resign as officers and directors of the Company effective May 21, 2000, (b) Messrs. Karren and Hopkins agreed to transfer to the Company a total of 1,200,000 of their shares of common stock in the Company in order to assist the Company in payment of unpaid state and federal payroll taxes, (c) the Company entered into separate nine (9) month consulting agreements with Messrs. Karren and Hopkins pursuant to which the Company will pay to each founder consulting fees of $14,583 per month, and (d) Messrs. Karren and Hopkins each entered into a confidentiality and four (4) year non-compete agreement in favor of the Company.

RELOCATION OF CORPORATE OFFICES

Effective June 1, 2000, the Company will relocate its corporate headquarters to 6295 East 56th Avenue, Commerce City, Colorado 80022; telephone: (303) 444-4444.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

     Exhibit No.    Document
     -----------    --------
       10.76        Stock Purchase Agreement between James K. Stone and Patrice
                    A. Stone as Buyers, Venturi Technologies, Inc. as Seller,
                    and Venturi Flood & Fire Restoration, Inc., dated as of
                    May 1, 2000, relating to the sale by the company of the
                    restoration portion of its business.

       27.0         Financial Data Schedule for electronic filers pursuant to
                    Item 601(c) of Regulation S-B

     (b) No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VENTURI TECHNOLOGIES, INC.


Dated: May 19, 2000                    By: /s/ Michael F. Dougherty
                                          -----------------------------
                                               Michael F. Dougherty
                                               Chief Executive Officer



                                       By: /s/ Stephen S. Abate
                                          -----------------------------
                                               Stephen S. Abate
                                               Chief Financial Officer