Form 10QSB
period 2000-06-30
VENTURI TECHNOLOGIES INC
filed 2000-08-14
CIK 1025950

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to


                        Commission File Number 000-25183


                           Venturi Technologies, Inc.
                 (Name of small business issuer in its charter)


           NEVADA                                             87-0580279
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


     6295 EAST 56TH AVENUE
     COMMERCE CITY, COLORADO                                             80022
(Address of principal executive offices)                              (Zip Code)


       Registrant's telephone number, including area code: (303) 444-4444


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]


     As of August 10, 2000, Registrant had outstanding 13,840,682 shares of Common Stock.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           VENTURI TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                    UNAUDITED

ASSETS
Current assets
      Cash and cash equivalents                                      $    538,530
      Accounts receivable, net of $120,000 allowance for
         doubtful accounts                                              1,432,394
      Inventory                                                           159,237
      Note receivable-related party                                        58,227
      Other current assets                                                 78,257
Total current assets                                                                        2,266,645

Fixed assets
    Capital lease equipment                                                                 8,010,112
    Machinery and equipment                                                                 1,128,717
    Computer and office equipment                                                             275,769
    Automobiles and trucks                                                                  1,113,394
                                                                                         ------------
Total fixed assets                                                                         10,527,992
      Less accumulated depreciation                                                        (2,689,875)
                                                                                         ------------
Net fixed assets                                                                            7,838,116

Deferred tax asset, net of valuation allowance of $3,827,408                                3,648,000
Goodwill, net of amortization of $248,016                                                   6,677,231
Lease and rent deposits                                                                       362,482
                                                                                         ------------
Total assets                                                                             $ 20,792,474
                                                                                         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable                                               $  2,148,811
      Accrued liabilities                                               1,460,948
      Notes payable to stockholders                                     1,114,922
      Current portion long-term debt and capital leases                 2,486,899
                                                                     ------------
Total current liabilities                                               7,211,580


Long-term liabilities

      Notes payable - stockholders                                                           3,929,602
      Capital lease obligations, net of unamortized discount                                 4,072,805
                                                                                          ------------
Total long-term liabilities                                                                  8,002.407

Total Liabilities                                                                           15,213,987
                                                                                          ============
Stockholders' equity
      Preferred stock, Series A through E, $.001 par
         value, cumulative, convertible, 5,000,000
         shares authorize, 3,408,993 issued and outstanding                                      3,408
      Common stock,$.001 par value, 20,000,000 shares authorized,
         13,840,607 issued and 13,837,907 outstanding                                           15,041
      Additional Paid-in capital                                                            28,665,869
      Common shares held in treasury                                                           (13,091)
    Retained earnings (deficit)                                                            (23,092,739)
                                                                                          ------------
Total stockholders' equity                                                                   5,578,487
                                                                                          ------------
Total liabilities and stockholders' equity                                                $ 20,792,474
                                                                                          ============


                           VENTURI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                 Three months ended
                                                                       June 30
                                                               2000                  1999
                                                           ------------          ------------
Revenues:
     Carpet cleaning                                       $  4,924,491          $  2,220,199

Expenses:
     Carpet cleaning                                          4,502,503             2,135,804
     Other selling, general & administrative                  1,359,970               784,882
     Depreciation and amortization                              757,673               237,770
                                                           ------------          ------------
Total expenses                                                6,620,146             3,158,456
                                                           ------------          ------------

Net (loss) from operations                                   (1,695,654)             (938,257)

Other income and expense:
Interest expense and amortization of debt discount             (528,117)             (125,195)
Gain on Sale of Fixed Assets                                     48,464
                                                           ------------          ------------
Net (loss) from continuing operations,
      before income tax benefit                              (2,175,308)           (1,063,452)

Income tax benefit                                                   --               372,208
                                                           ------------          ------------

Net (loss)                                                 $ (2,175,308)         $   (691,244)
                                                           ============          ============
Per share amounts (basic and diluted):

     Net loss from continuing operations before
        income tax benefit                                 $       (.16)         $       (.10)
     Income tax benefit                                    $         --          $        .04
                                                           ------------          ------------
     Net (loss)                                            $       (.16)         $       (.07)
                                                           ============          ============
Weighted average shares used in computing
     per share amounts                                       13,803,606            10,365,976
                                                           ============          ============


                           VENTURI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                             Three months ended
                                                                                   June 30
                                                                           2000                 1999
                                                                       -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                        $(2,175,477)         $  (691,244)
       Adjustments to reconcile net loss to net cash used
         in operating activities:
           Provision for allowance on accounts receivable                   32,267                   --
         Common stock issued in lieu of wages, rent, interest,
              and fees                                                      83,880                   --
           Compensatory options and warrants                                    --                   --
           Depreciation and amortization                                   757,673              237,770
           Gain on Sale on sale of Fixed Assets                            (48,464)                  --
           Impairment losses                                                    --                   --
       Changes in operating assets and liabilities:
           Accounts receivable                                            (378,613)            (654,343)
           Other current assets                                             56,641               (3,884)
           Inventory                                                       (36,209)                  --
           Lease and rent deposits                                         (69,456)                  --
           Accounts payable and accrued liabilities                       (212,557)            (313,132)
           Deferred taxes, net of valuation allowance                           --             (372,208)
                                                                       -----------          -----------
           NET CASH USED IN OPERATING ACTIVITIES                        (1,990,312)          (1,797,041)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of equipment and other fixed assets                       (68,113)          (1,893,667)
       Proceeds from Sales of Fixed Assets                                  50,000
       Cash Given up with Discontinued Operations                          (33,381)                  --
                                                                       -----------          -----------
           NET CASH USED IN INVESTING ACTIVITIES                           (51,494)          (1,893,667)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from line of credit                                      1,000,000              729,730
       Payments on capital lease obligations                                    --                   --
       Payment of Cash Dividend                                                 --              (15,727)
       Payments on notes payable to stockholders                        (2,398,166)                  --
       Issuances of common stock for cash                                1,346,354            4,820,000
       Issuances of preferred stock for cash                             1,500,000                   --
                                                                       -----------          -----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,448,188            5,534,003
                                                                       -----------          -----------
NET INCREASE (DECREASE) IN CASH                                           (593,618)           1,843,295
Cash at Beginning of Period                                                538,530              292,479
                                                                       -----------          -----------
           CASH AT END OF PERIOD                                       $ 1,132,148          $ 2,135,774
                                                                       ===========          ===========
Supplemental disclosures - Cash interest paid                          $   213,245          $   151,363


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           VENTURI TECHNOLOGIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                    UNAUDITED


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

REVENUES. Revenues increased by 122% to $4,924,491 for the quarter ended June 30, 2000, compared to $2,220,199 for the quarter ended June 30, 1999. This increase was attributable primarily to the Company's growth into new geographic areas by virtue of acquisitions of carpet cleaning companies, and to increased market penetration in geographic areas where the company has acquired new bases of operations.

OPERATING EXPENSES. Operating expenses increased by 110% to $6,620,146 for the quarter ended June 30, 2000, compared to $3,158,456 for the quarter ended June 30, 1999. This increase is attributable to the acquisitions made during the past year. During the second quarter of 2000 management commenced an aggressive plan to reduce operating expenses. During the quarter, approximately 17 positions were eliminated from on going base operations. In July 2000, an incentive compensation plan for technicians was implemented throughout the company. Historically, most technicians were compensated on an hourly basis. This plan is expected to improve productivity and to increase revenue.

Due to a negative impact on cash flow, operations in Lexington and Louisville, Kentucky, and Lubbock, Texas, were closed during the quarter. Likewise, Operations in Santa Rosa, California were close during July 2000. Assets from these bases were redeployed to other existing operations. The following table shows summarized combined results of the above mentioned closed bases for the quarter ended June 30, 2000:

Revenues            $205,116



Cash Expenses      ($437,470)
Cash Loss          ($232,355)

OTHER SELLING, GENERAL AND ADMINISTRATIVE. Other selling, general and administrative expenses increased 73% to $1,359,970 for the quarter ended June 30, 2000 compared to $784,882 for the quarter ended June 30, 1999. This increase is primarily attributed to corporate overhead expenses. During the quarter the company's corporate office was relocated from Orem, Utah, to Commerce City, Colorado. Approximately 34 corporate overhead positions were eliminated, primarily from the office in Orem, while approximately 6 positions were added in Commerce City.

OTHER INCOME AND EXPENSE. Other income and expense increased 283% to $479,653 for the quarter ended June 30, 2000 compared to $125,195 for the quarter ended June 30, 1999. This is primarily an increase in interest expense associated with the additional truck lease obligations entered into during the last year.


LIQUIDITY AND CAPITAL RESOURCES

a. On April 6, 2000, the Internal Revenue Service filed a Notice of Federal Tax Lien against the Company in the amount of $342,121.82 for unpaid withholding taxes during 1998 and 1999, plus penalties and interest. In researching the non-payment of federal withholding taxes, management discovered that the Company had also failed to pay a substantial amount of state withholding taxes during 1998, 1999 and 2000 to the states of Utah, Texas and California. Management estimates that the total amount of unpaid state withholding taxes is approximately $290,000, not including interest and penalties. It is estimated that the total unpaid federal and state withholding taxes through April 2000, including penalties and interest, is approximately $ 1,140,000. On July 31, 2000 the Internal Revenue Service file Notice of Federal Tax Lien against the Company in the amount of $25,523.42 for unpaid withholding taxes during 1999. Additionally, on July 31 2000, the Company received notice from the Internal Revenue Service that it intends to levy certain assets in the amount of $171,198.60 for unpaid withholding taxes during the quarter ended March 31, 2000. The Company made adequate provisions for all of these items in the quarter ended March 31, 2000.

On April 6, 2000, current management of the Company was unaware that federal and state withholding taxes had not been paid during 1998 and 1999. Upon learning of the Company's failure to pay such federal and state taxes, management hired counsel to represent the Company in working out a payment arrangement with federal and state taxing authorities, and immediately began work on a plan to fund any such payment arrangement. Management is confident that the Company will be able to pay all unpaid federal and state withholding taxes, penalties and interest and that the filing of the Federal Tax Lien will not have a material adverse effect upon the Company or its operations.

The company has withheld and remitted all applicable federal and state payroll taxes for the quarter ended June 30, 2000

b. On May 16, 2000, the company received notice that its $1,000,000 Note Payable to Aspen Capital Resources Partner, LLC. had been called and was payable May 26, 2000. The Aspen Capital note was replaced with a $1,000,000 revolving line of credit provided by Compass Bank, in Houston, Texas. The Compass Bank line of credit is payable in full on May 30, 2001. The interest rate is a variable rate based on the prime rate as published in the WALL STREET JOURNAL. Interest for the Compass bank line of credit is payable on a quarterly basis.

c. During the quarter ended June 30, 2000, the Company raised a total of $2,838,630 from the sale of common stock, Series F Preferred Stock and warrants to purchase common stock to certain accredited investors, most of whom had a pre-existing relationship with the Company. See Sales of Unregistered Securities, below.

d. Management is currently in discussion with several parties to raise the capital necessary to fund the company's current cash needs, as well as to fund the company's future growth. Additionally, management is continuing its efforts to maximize the cash flow of the company's current operations. Management is actively engaged in several initiatives to increase revenue, reduce and control costs and to improve working capital management. Management is confident of its ability to raise sufficient capital to meet the company's current obligations, as well as, to fund the company's growth.




                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

VORTEX ENGINEERING, LLC vs. VENTURI TECHNOLOGIES, INC., AERO TECH MANUFACTURING, INC., AND FRANKLIN FUNDING, INC., Third District Court, Salt Lake County, Utah, Civil No. 000904048. In May 2000 Vortex Engineering, LLC filed an action against the Company and against Aero Tech Manufacturing, Inc. and Franklin Funding, Inc., claiming damages in excess of $1.6 million arising out of the Company's alleged breach of an agreement to purchase carpet cleaning trucks and equipment from Vortex. An amended complaint was filed in June 2000, and the Company filed an answer and counterclaim against Vortex in July 2000. The Company entered into an agreement in June 1999 to purchase carpet cleaning trucks from Vortex. Vortex subcontracted its manufacturing obligations under the agreement to Aero Tech Manufacturing. Franklin Funding, Inc. was the Company's financing source for the trucks. The Company terminated the agreement with Vortex primarily because of defects in the trucks and equipment and because of the failure and refusal of Vortex to remedy the defects. Vortex claims the Company is obligated to purchase an additional quantity of trucks pursuant to the terms of the agreement, despite the termination. There is also a dispute between Vortex and Venturi as to the ownership of the vehicle exhaust heat exchange system used on the Venturi trucks. Discovery has not begun. The parties have tentatively scheduled a mediation session in September to attempt to reach a quick resolution. It is too early to predict the outcome of this case, but management does not believe an unfavorable outcome would have a materially adverse effect upon the Company or its patented process.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES

During the quarter ended June 30, 2000, the Company had the following sales of unregistered securities:

     (a) In April, 2000, the Company sold a total of 331,815 shares of common stock for $2.00 per share, and granted five year warrants to purchase a total of 259,909 shares of common stock for $2.81 per share, to the following, each of whom is an accredited investor as defined in Regulation D promulgated under the Securities Act of 1933:

          Investor                                    Shares            Warrants
          --------                                    ------            --------
          Carl M. and Marie T. Bouckaert (1)           246,346          192,961
          Greenwich A.G. (2)                            85,469           66,948

          -------------------

          (1) Mr. and Mrs. Bouckaert are the owners of Beaulieu Group, LLC, holder of 2,303,738 shares of Series D Preferred Stock of the Company, convertible into 4,607,476 shares of commons stock. The Chief Operating Officer of Beaulieu Group, LLC (Stuart W. Thorn) is a member of the board of directors of the Company.

          (2) Greenwich A.G. is the holder of 1,600,000 shares of common stock of the Company, and one of its managing directors (Daniel Dornier) serves on the board of directors of the Company.

     (b) On April 18, 2000, the Company sold a total of 150,000 shares of its Series F Preferred Stock for $10.00 per share, with each one share of Series F Preferred Stock convertible into five shares of common stock, and granted five year warrants to purchase a total of 587,500 shares of the Company's common stock for an exercise price of $2.81 per share, to the following, each of whom is an accredited investor as defined in the Securities Act of 1933:

          Investor                         Shares                  Warrants
          --------                         ------                  --------
          Daniel Dornier (1)               75,000 (convertible       293,750
                                           into 375,000 shares
                                           of common stock)

          Dr. Rainer Bischoff (2)          75,000 (convertible       293,750
                                           into 375,000 shares
                                           of common stock)

          -------------------

          (1) Daniel Dornier is a member of the board of directors of the Company. He is also a managing director of Greenwich A.G., holder of 1,600,000 shares of the Company's common stock.

          (2) Dr. Rainer Bischoff is a managing director of Greenwich A.G., holder of 1,600,000 shares of the Company's common stock.

     (c) In response to an urgent and sudden need for capital, in June 2000, the Company sold a total of 675,000 shares of common stock for $1.00 per share (a discount of approximately 10-20% from the then market price of the Company's common stock), and granted warrants to purchase 675,000 shares of common stock for $1.00 per share, to the following individuals, each of whom is an accredited investor as defined in Regulation D under the Securities Act of 1933:

          Investor                                    Shares            Warrants
          --------                                    ------            --------
          BER Investments, LTD (1)                    150,000           150,000

          Daniel Dornier (2)                          150,000           150,000

          Mitchell J. Martin (3)                       75,000            75,000

          Gabrielle Dornier (4)                       200,000           200,000

          Borries Broszio                             100,000           100,000

          -----------------

          (1) BER Investments, LTD is also the holder of 100,000 shares of Series F Preferred Stock, convertible into 500,000 shares of common stock, and the holder of warrants to purchase 391,666 shares of common stock for $2.81 per share. Bruce E. Ranck, chairman of the board of directors of the Company, is managing partner of BER Investments, LTD.

          (2) Daniel Dornier is a member of the board of directors of the Company. He is the holder of 75,000 shares of Series F Preferred Stock (convertible into 375,000 shares of common stock) and warrants to purchase 293,750 shares of common stock. He is also a managing director of Greenwich A.G., holder of 1,685,469 shares of common stock and warrants to purchase an additional 66,948 shares of common stock.

          (3) Mitchell J. Martin is a member of the board of directors of the Company. He is also the holder of 372,750 shares of common stock.

          (4) Gabrielle Dornier is the sister of Daniel Dornier, a director of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on June 22, 2000 in Houston, Texas. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. As of the May 31, 2000 record date for the meeting, the Company had shares of common stock and voting preferred stock outstanding that were entitled to a total of 19,096,934 votes. Shares representing a total of 11,250,689 votes (58.9% of total) were represented at the meeting in person or by proxy.

The following matters were submitted to shareholders for a vote at the meeting:
(a) the election of five members to the Company's board of directors; (b) the amendment to the Company's Articles of Incorporation to increase the number of shares of capital stock from 27,000,000 shares of common stock and 5,000,000 shares of preferred stock to 50,000,000 shares of common stock and 7,000,000 shares of preferred stock; (c) the approval of the Company's 2000 Stock Incentive Plan for employees and consultants, and the allocation of 1,750,000 shares of the Company's common stock for issuance pursuant to options granted under the Plan, and (d) the ratification of the appointment of Child & Company as independent auditors of the Company for the fiscal year ending December 31, 2000.

All of the nominees for the board of directors were elected, and all of the proposals submitted to the shareholders were approved. The following votes were cast at the meeting:

Matter                                         Votes For        Votes Against    Abstain
------                                         ---------        -------------    -------
ELECTION OF DIRECTORS
     Bruce E. Ranck                            11,248,866              0         1,823
     Michael F. Dougherty                      11,248,866              0         1,823
     Mitchell J. Martin                        11,248,237              0         2,452
     Daniel Dornier                            11,250,689              0             0
     Stuart W. Thorn                           11,250,689              0             0

AMENDMENT TO ARTICLES OF INCORPORATION         11,231,060         19,000           629

ADOPTION OF 2000 STOCK INCENTIVE PLAN          11,241,689          9,000             0

RATIFICATION OF INDEPENDENT AUDITORS           11,250,689              0             0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          None.

     (b) No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VENTURI TECHNOLOGIES, INC.



Dated: August __, 2000                 By:  /s/ Michael F. Dougherty
                                          --------------------------------------
                                                Michael F. Dougherty
                                                Chief Executive Officer



                                       By: /s/ Stephen S. Abate
                                          --------------------------------------
                                               Stephen S. Abate
                                               Chief Financial Officer