Form 10QSB
period 2000-09-30
VENTURI TECHNOLOGIES INC
filed 2000-11-17
CIK 1025950

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period from __________ to __________


                        Commission File Number 000-25183


                           VENTURI TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)


                 NEVADA                                   87-0580279
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification Number)


              6295 EAST 56TH AVENUE                           80022
             COMMERCE CITY, COLORADO                        (ZIP CODE)
     (Address of principal executive offices)


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

Yes [X]  No [ ]


     As of November 10, 2000, Registrant had outstanding 13,840,607 shares of Common Stock.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           VENTURI TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                    UNAUDITED

ASSETS
Current assets
      Cash and cash equivalents                                    $  1,168,387
      Accounts receivable, net of $348,975 allowance
         for doubtful accounts                                        1,767,512
      Inventory                                                         162,899
      Other current assets                                               45,257
                                                                   ------------
Total current assets                                                                   3,144,055

Fixed assets
    Capital lease equipment                                                            8,628,248
    Machinery and equipment                                                            1,128,717
    Computer and office equipment                                                        286,135
    Automobiles and trucks                                                             1,113,394
                                                                                    ------------
Total fixed assets                                                                    11,156,493
      Less accumulated depreciation                                                   (3,222,684)
                                                                                    ------------
Net fixed assets                                                                       7,933,809

Deferred tax asset, net of valuation allowance of $3,827,408                           3,648,000
Goodwill, net of amortization of $337,460                                              6,587,786
Lease and rent deposits                                                                  385,721
                                                                                    ------------
Total assets                                                                        $ 21,699,371
                                                                                    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable                                             $  2,211,834
      Accrued liabilities                                             1,794,062
      Notes payable to stockholders (see Note 2)                      2,557,718
      Current portion long-term debt and capital leases               2,327,578
                                                                   ------------
Total current liabilities                                             8,891,193


Long-term liabilities

      Notes payable                                                                    3,231,795
      Capital lease obligations                                                        5,272,817
                                                                                    ------------
Total long-term liabilities                                                            8,504,612

Total Liabilities                                                                     17,395,805
                                                                                    ============
Stockholders' equity
      Preferred stock, Series A through E, $.001 par
         value, cumulative, convertible, 5,000,000 shares
         authorize, 3,408,993 issued and outstanding                                       3,408
      Common stock,$.001 par value, 20,000,000 shares
         authorized, 13,840,607 issued and
         13,837,907 outstanding                                                           15,041
      Additional Paid-in capital                                                      28,665,869
      Common shares held in treasury                                                     (13,091)
    Retained earnings (deficit)                                                      (24,367,661)
                                                                                    ------------
Total stockholders' equity                                                             4,303,565
                                                                                    ------------
Total liabilities and stockholders' equity                                          $ 21,699,371
                                                                                    ============


                           VENTURI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                 Three months ended
                                                                    September 30
                                                              2000                  1999
                                                           ------------          ------------
Revenues:
     Carpet cleaning                                       $  4,987,849          $  3,532,301

Expenses:
     Carpet cleaning                                          4,041,908             2,593,261
     Other selling, general & administrative                  1,184,768               883,346
     Depreciation and amortization                              622,255               299,719
                                                           ------------          ------------
Total expenses                                                5,848,931             3,776,326
                                                           ------------          ------------
Net (loss) from operations                                     (861,082)             (244,025)

Other income and expense:
Interest expense                                               (413,839)             (120,984)
                                                           ------------          ------------
Net (loss) from continuing operations,
      before income tax benefit                              (1,274,921)             (365,009)
Income tax benefit                                                 --                 128,000
                                                           ------------          ------------
Net (loss)                                                 $ (1,274,921)         $   (237,009)
                                                           ============          ============
Per share amounts (basic and diluted):
     Net loss from continuing operations before
        income tax benefit                                 $       (.09)         $       (.08)
     Income tax benefit                                    $       --            $        .03
                                                           ------------          ------------
     Net (loss)                                            $       (.09)         $       (.05)
                                                           ============          ============
Weighted average shares used in computing
     per share amounts                                       13,840,607             4,656,804
                                                           ============          ============

                           VENTURI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                             Three months ended
                                                                                 September 30
                                                                          2000                 1999
                                                                       -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                        $(1,274,921)         $  (237,009)
       Adjustments to reconcile net loss to net cash used
         in operating activities:
           Provision for allowance on accounts receivable                  228,975                 --
           Depreciation and amortization                                   622,254              299,719

           Changes in operating assets and liabilities:
           Accounts receivable                                            (564,092)            (645,500)
           Other current assets                                             73,670              374,954
           Inventory                                                        (3,662)                --
           Lease and rent deposits                                         (23,239)                --
           Accounts payable and accrued liabilities                        447,302             (316,359)
           Deferred taxes, net of valuation allowance                         --                128,000
                                                                       -----------          -----------
           NET CASH USED IN OPERATING ACTIVITIES                          (493,713)            (396,195)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of equipment and other fixed assets                       (10,367)            (298,642)
       Proceeds from Sales of Fixed Assets                                 117,178                 --
                                                                       -----------          -----------
           NET CASH USED IN INVESTING ACTIVITIES                           106,811             (298,642)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from line of credit                                         75,000                 --
       Payments on capital lease obligations                               (33,652)                --
       Payments on notes payable to stockholders                          (124,589)            (384,000)
       Issuances of Notes Payable to stockholders (see Note 2)           1,100,000                 --
       Issuance of Preferred Stock                                            --                880,000
       Net Proceeds from Lease Line                                           --             (1,357,186)
                                                                       -----------          -----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,016,759             (861,186)
                                                                       -----------          -----------
NET INCREASE (DECREASE) IN CASH                                            629,858           (1,556,023)
Cash at Beginning of Period                                                538,530            2,103,568
                                                                       -----------          -----------
           CASH AT END OF PERIOD                                       $ 1,168,388          $   547,545
                                                                       ===========          ===========
Supplemental disclosures - Cash interest paid                          $   174,987          $   137,117

NONCASH INVESTING AND FINANCING ACTIVITY:
   Fixed assets acquired under capital lease obligations               $   783,520                 --


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           VENTURI TECHNOLOGIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED

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

2.   NOTES PAYABLE - BRIDGE LOAN

In response to an acute need for capital, during August 2000, three of the Company's largest shareholders and members of the Company's board of directors, Bruce E. Ranck, Daniel Dornier and Beaulieu Group, LLC (the "Significant Shareholders"), contributed (or agreed to contribute) to the Company a total of $1,500,000 (the "Bridge Loan"). A total of $1,100,000 was received during the quarter. The Bridge Loan is shown on the Company's balance sheet as a Current Note Payable. The terms of Bridge Loan have been tentatively agreed to by all parties, and the agreements are being finalized. The Company and the Significant Shareholders have agreed in principle that upon closing of the financing transaction between Saugatuck Capital Company Limited Partnership IV ("Saugatuck"), which the Company presently anticipates will occur within ninety days, the Bridge Loan will be converted into a newly created Series H Redeemable Preferred Stock ("Series H Preferred Stock") with Warrants for common stock. Certain other debt of the Company, which combined with the Bridge Loan equals approximately $3,750,000, will simultaneously be converted into Series H Preferred Stock with Warrants. The warrants attached to the $3,750,000 of Series H Preferred Stock will be exercisable into a total of 26.25% of the Company's voting common stock. Additional information concerning the conversion of the Bridge Loan may be found in the Letter of Intent between the Company and Saugatuck which was an exhibit to a report on Form 8-K filed with the Securities Exchange Commission on October 27, 2000.


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

RESULTS OF OPERATIONS

The following table shows a quarterly trend summary of unaudited carpet cleaning operating results for the three quarters ended September 30, 2000:

                                              Quarter Ended         Quarter Ended        Quarter Ended
                                                 3/31/00               6/30/00              9/30/00
Revenues                                      $ 3,885,699           $ 4,924,491           $ 4,987,849

Operating Expense                               1,956,533             4,502,503             4,041,908
  % of Revenue                                         50%                   91%                   81%

Other, Selling, General & Admin. Exp            4,210,542             1,359,970             1,184,768
  % of Revenue                                        108%                   28%                   24%

Other Expense (Primarily Interest)                719,477               479,653               413,839

Net Loss from Continuing Operations            (3,585,065)           (2,175,308)           (1,274,921)


Management has taken many actions during the past six months to improve the company's results. Some of these actions are listed below:

     - Renegotiation of terms for a significant portion of the company capital lease obligations.

     -    Replacement of the debt secured by the company's accounts receivable.

     -    Divestiture of restoration business

     -    Closure of four unprofitable operating locations

     -    Closure of the corporate office in Orem, Utah.

     -    Reduction of overhead employees throughout the company.

     -    Implementation of a technician incentive plan to improve productivity.

     - Implemented centralized processes surrounding cash receipts and disbursements.

Management is continuing to take steps to improve the operating results of the company. Currently, there are several initiatives underway that will continue to improve these results. The following are examples of some of these initiatives:

     - Building an experienced sales team to drive revenue growth in existing markets.

     - Conducting technician training to develop value added skills in order to enhance revenue of each job, when appropriate.

     - Developing an incentive plan for base managers that will align the manager's goals with shareholder expectations.

     - Planning for the implementation of a new integrated customer service and billing software, enabling the company to further leverage its corporate overhead, and to improve customer service.

In addition to improving the current operations, management is committed to growing the company through acquisition. Management has recently signed a letter of intent with Saugatuck Capital Company, of Stamford Connecticut, that would provide the company with between $5 million and $7 million in capital. This capital would be used to fund acquisitions of carpet cleaning companies in strategic markets throughout the United States. Management expects to finalize this agreement within ninety days. Additional information concerning the Letter of Intent between the Company and Saugatuck may be found in a report on Form 8-K filed with the Securities Exchange Commission on October 27, 2000.

REVENUES. Revenues increased by 41% to $4,987,849 for the quarter ended September 30, 2000, compared to $3,532,301 for the quarter ended September 30, 1999. This increase was attributable primarily to the Company's growth into new geographic areas by virtue of acquisitions of carpet cleaning companies, and to increased market penetration in geographic areas where the company has acquired new bases of operations.

OPERATING EXPENSES. Operating expenses increased by 56% to $4,041,908 for the quarter ended September 30, 2000, compared to $2,593,261 for the quarter ended September 30, 1999. This increase is attributable to the acquisitions made during the past year. During the third quarter of 2000 management continued with its aggressive plan to reduce operating expenses. In July 2000, an incentive compensation plan for technicians was implemented throughout the company. As expected, the plan led to improved productivity within its bases. Operating expenses as a percentage of revenue was approximately 91% for the second quarter of 2000, while during the third quarter of 2000, this ratio improved to 81%. Management is continuing its efforts to reduce and control costs and is optimistic that additional improvements will be achieved.

OTHER SELLING, GENERAL AND ADMINISTRATIVE. Other selling, general and administrative expenses increased 34% to $1,184,768 for the quarter ended September 30, 2000 compared to $883,346 for the quarter ended September 30, 1999. This increase is primarily attributed to corporate overhead expenses. During the quarter the company completed the relocation of its corporate office from Orem, Utah, to Commerce City, Colorado. This process included the implementation of an internal control structure that will enable the company to better manage its cash collection and disbursement activities. All accounts receivable and accounts payable processes have been centralized in Commerce City. Additionally, intensive credit and collection activities began during the quarter. During the quarter, the following items were recorded: $228,975 provision for bad debt expense; $40,025 provision due to the uncertainty of the realizable value of certain current assets; $99,000 provision related to unpaid wages dating back to May 1998 as a result of an audit completed during the quarter by the US Department of Labor.

OTHER INCOME AND EXPENSE. Other income and expense increased 242% to $413,839 for the quarter ended September 30, 2000 compared to $120,984 for the quarter ended September 30, 1999. This is primarily an increase in interest expense associated with the additional truck lease obligations entered into during the last year. Approximately $60,000 was accrued during the quarter for interest expense related to both notes payable and capital lease obligations dating back to January 2000.

LIQUIDITY AND CAPITAL RESOURCES

a. On November 6, 2000, the company paid $472,000 to the Internal Revenue Service, to settle in full the company's obligations for unpaid federal payroll tax withholdings dating back to 1997. The company expects to be released from the tax liens previously filed by the IRS before November 17, 2000.

On August 29, 2000, the company paid $40,000 to the State of Texas, to settle in full the company's obligations for unpaid State of Texas payroll tax withholdings dating back to 1997.

The company still has various unpaid state tax obligations in the approximate amount of $492,000 dating back to 1997. This amount is fully accrued and management believes that it will be able to settle these obligations from current resources.

The company has withheld and remitted all applicable federal and state payroll taxes for the quarter ended September 30, 2000

b. The company is negotiating with its primary provider of financing, to allow the Company to delay monthly lease payments on a substantial amount of its operating equipment until April 1, 2001. The company has not made a substantial capital lease payment to this creditor since April 2000.

c. In response to an acute need for capital, during August 2000, three of the Company's largest shareholders and members of the Company's board of directors, Bruce E. Ranck, Daniel Dornier and Beaulieu Group, LLC (the "Significant Shareholders"), contributed (or agreed to contribute) to the Company a total of $1,500,000 (the "Bridge Loan"). A total of $1,100,000 was received during the quarter. The Bridge Loan is shown on the Company's balance sheet as a Current Note Payable. The terms of Bridge Loan have been tentatively agreed to by all parties, and the agreements are being finalized. The Company and the Significant Shareholders have agreed in principle that upon closing of the financing transaction between Saugatuck Capital Company Limited Partnership IV ("Saugatuck"), which the Company presently anticipates will occur within ninety days, the Bridge Loan will be converted into a newly created Series H Redeemable Preferred Stock ("Series H Preferred Stock") with Warrants for common stock. Certain other debt of the Company, which combined with the Bridge Loan equals approximately $3,750,000, will simultaneously be converted into Series H Preferred Stock with Warrants. The warrants attached to the $3,750,000 of Series H Preferred Stock will be exercisable into a total of 26.25% of the Company's voting common stock. Additional information concerning the conversion of the Bridge Loan may be found in the Letter of Intent between the Company and Saugatuck which was an exhibit to a report on Form 8-K filed with the Securities Exchange Commission on October 27, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          None.

     (b) The Company filed a Form 8-K on October 27, 2000, to report that the company had entered into a letter of intent with Saugatuck Capital Company Limited Partnership IV.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VENTURI TECHNOLOGIES, INC.



Dated: November 9, 2000                By: /s/ Michael F. Dougherty
                                          ---------------------------------
                                               Michael F. Dougherty
                                               Chief Executive Officer


                                       By: /s/ Stephen S. Abate
                                          ---------------------------------
                                               Stephen S. Abate
                                               Chief Financial Officer